Form 10-Q
period 2026-09-30
AMERISERV FINANCIAL INC /PA/
filed 2026-11-13
CIK 707605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2026
Common Stock, par value $0.01	16,989,267

AmeriServ Financial, Inc.

Item 1. Financial Statements

AmeriServ Financial, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from depository institutions	$14,957	$11,473
Interest bearing deposits and short-term investments	10,963	39,418
Cash and cash equivalents	25,920	50,891
Investment securities, net of allowance for credit losses:
Available for sale, at fair value (allowance for credit losses $27 on September 30, 2026)	205,393	176,228
Held to maturity (fair value $79,701 on September 30, 2026 and $68,916 on December 31, 2025; allowance for credit losses $62 on September 30, 2026 and $90 on December 31, 2025)	87,664	72,256
Trading securities	7,884	7,253
Loans held for sale	1,041	241
Loans (net of unearned income $385 on September 30, 2026 and $466 on December 31, 2025)	995,502	1,032,727
Less: Allowance for credit losses	12,891	13,128
Net loans	982,611	1,019,599
Premises and equipment:
Operating lease right-of-use asset	1,250	1,395
Financing lease right-of-use asset	1,937	2,106
Other premises and equipment, net	14,362	13,929
Accrued interest income receivable	6,168	5,557
Intangible assets:
Goodwill	13,611	13,611
Core deposit intangible	43	56
Bank owned life insurance	39,818	39,308
Federal Home Loan Bank stock	3,455	3,785
Federal Reserve Bank stock	2,161	2,161
Other real estate owned and repossessed assets	44	216
Other assets	54,464	45,221
TOTAL ASSETS	$1,447,826	$1,453,813
LIABILITIES
Non-interest bearing deposits	$163,496	$159,198
Interest bearing deposits	1,086,854	1,088,930
Total deposits	1,250,350	1,248,128
Advances from Federal Home Loan Bank	32,845	44,615
Operating lease liabilities	1,284	1,426
Financing lease liabilities	2,353	2,501
Subordinated debt	26,798	26,767
Total borrowed funds	63,280	75,309
Net deferred tax liability	1,485	1,636
Other liabilities	10,688	9,428
TOTAL LIABILITIES	1,325,803	1,334,501
SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 27,246,089 shares issued and 16,989,267 shares outstanding on September 30, 2026 and 26,779,089 shares issued, 216,500 shares issuable, and 16,522,267 shares outstanding on December 31, 2025	272	270
Treasury stock at cost, 10,256,822 shares on September 30, 2026 and December 31, 2025	(84,791)	(84,791)
Capital surplus	147,892	147,070
Retained earnings	70,219	64,112
Accumulated other comprehensive loss	(11,569)	(7,349)
TOTAL SHAREHOLDERS' EQUITY	122,023	119,312
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,447,826	$1,453,813

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$14,755	$15,688	$43,762	$45,128
Interest bearing deposits and short-term investments	99	144	649	433
Investment securities:
Available for sale	2,465	1,967	6,749	5,653
Held to maturity	868	640	2,506	1,895
Trading securities	82	44	204	85
Total Interest Income	18,269	18,483	53,870	53,194
INTEREST EXPENSE
Deposits	5,990	6,549	17,973	19,081
Short-term borrowings	95	111	107	230
Advances from Federal Home Loan Bank	381	528	1,249	1,685
Financing lease liabilities	23	25	70	76
Subordinated debt	335	263	862	790
Total Interest Expense	6,824	7,476	20,261	21,862
Net Interest Income	11,445	11,007	33,609	31,332
(Recovery) provision for credit losses	(3)	360	(80)	3,396
Net Interest Income after (Recovery) Provision for Credit Losses	11,448	10,647	33,689	27,936
NON-INTEREST INCOME
Wealth management fees	3,444	2,849	9,398	8,495
Service charges on deposit accounts	247	338	824	945
Mortgage banking revenue	91	39	200	125
Net realized losses on investment securities	(21)	—	(21)	—
Trading securities (loss) revenue	(438)	55	(441)	90
Bank owned life insurance	242	533	842	1,041
Other income	953	587	2,250	1,922
Total Non-Interest Income	4,518	4,401	13,052	12,618
NON-INTEREST EXPENSE
Salaries and employee benefits	7,227	7,317	21,864	21,616
Net occupancy expense	744	705	2,376	2,292
Equipment expense	409	376	1,252	1,170
Professional fees	1,265	601	3,853	2,189
Data processing and IT expense	1,357	1,247	3,854	3,652
Supplies, postage and freight	193	176	569	522
Miscellaneous taxes and insurance	400	366	1,161	1,078
Federal deposit insurance expense	180	260	586	740
Other expense	365	916	1,781	2,177
Total Non-Interest Expense	12,140	11,964	37,296	35,436

PRETAX INCOME	3,826	3,084	9,445	5,118
Provision for income taxes	726	540	1,813	948
NET INCOME	$3,100	$2,544	$7,632	$4,170
PER COMMON SHARE DATA:
Basic:
Net income	$0.18	$0.15	$0.45	$0.25
Average number of shares outstanding	16,977,463	16,519,267	16,956,578	16,519,267
Diluted:
Net income	$0.18	$0.15	$0.45	$0.25
Average number of shares outstanding	16,995,844	16,519,368	16,960,522	16,519,267

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
COMPREHENSIVE (LOSS) INCOME
Net income	$3,100	$2,544	$7,632	$4,170
Other comprehensive (loss) income
Pension obligation change for defined benefit plan	3,618	—	4,056	—
Income tax effect	(760)	—	(852)	—
Reclassification adjustment for recognition of settlement benefit on defined benefit pension plan	(410)	—	(410)	—
Income tax effect	86	—	86	—
Unrealized holding (losses) gains on available for sale securities arising during period	(7,982)	2,038	(9,123)	5,867
Income tax effect	1,677	(428)	1,916	(1,232)
Reclassification adjustment for net realized losses on available for sale securities included in net income	21	—	21	—
Income tax effect	(4)	—	(4)	—
Fair value change for interest rate hedge	(2)	29	28	89
Income tax effect	—	(6)	(6)	(19)
Reclassification adjustment for increase (reduction) of interest expense related to interest rate hedge	15	(35)	86	(79)
Income tax effect	(3)	7	(18)	17
Other comprehensive (loss) income	(3,744)	1,605	(4,220)	4,643
COMPREHENSIVE (LOSS) INCOME	$(644)	$4,149	$3,412	$8,813

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30, 2026
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2026	$272	$(84,791)	$147,802	$67,626	$(7,825)	$123,084
Net income	—	—	—	3,100	—	3,100
Common stock issued for exercise of stock options (25,000 shares)	—	—	90	—	—	90
Other comprehensive loss	—	—	—	—	(3,744)	(3,744)
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(507)	—	(507)
Balance at September 30, 2026	$272	$(84,791)	$147,892	$70,219	$(11,569)	$122,023

	Three months ended September 30, 2025
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2025	$268	$(84,791)	$146,372	$61,117	$(12,045)	$110,921
Net income	—	—	—	2,544	—	2,544
Other comprehensive income	—	—	—	—	1,605	1,605
Cash dividend declared on common stock ($0.03 per share)	—	—	—	(495)	—	(495)
Balance at September 30, 2025	$268	$(84,791)	$146,372	$63,166	$(10,440)	$114,575

	Nine months ended September 30, 2026
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2025	$270	$(84,791)	$147,070	$64,112	$(7,349)	$119,312
Net income	—	—	—	7,632	—	7,632
Common stock issued for exercise of stock options (34,000 shares)	—	—	117	—	—	117
Common stock issued (433,000 shares)	2	—	705	—	—	707
Other comprehensive loss	—	—	—	—	(4,220)	(4,220)
Cash dividend declared on common stock ($0.09 per share)	—	—	—	(1,525)	—	(1,525)
Balance at September 30, 2026	$272	$(84,791)	$147,892	$70,219	$(11,569)	$122,023

	Nine months ended September 30, 2025
	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	$268	$(84,791)	$146,372	$60,482	$(15,083)	$107,248
Net income	—	—	—	4,170	—	4,170
Other comprehensive income	—	—	—	—	4,643	4,643
Cash dividend declared on common stock ($0.09 per share)	—	—	—	(1,486)	—	(1,486)
Balance at September 30, 2025	$268	$(84,791)	$146,372	$63,166	$(10,440)	$114,575

See accompanying notes to unaudited consolidated financial statements.

AmeriServ Financial, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$7,632	$4,170
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery) provision for credit losses	(80)	3,396
Depreciation and amortization expense	1,672	1,553
Amortization expense of core deposit intangible	13	16
Amortization of fair value adjustment on acquired time deposits	—	(1)
Net accretion of investment securities	(264)	(41)
Net realized losses on investment securities — available for sale	21	—
Net accretion of deferred loan fees	(175)	(129)
Net gains on loans held for sale	(95)	(78)
Origination of mortgage loans held for sale	(8,077)	(4,327)
Sales of mortgage loans held for sale	7,372	4,865
Increase in accrued interest receivable	(611)	(535)
(Decrease) increase in accrued interest payable	(920)	39
Earnings on bank owned life insurance	(842)	(1,041)
Deferred income taxes	971	593
Common stock issued	707	—
Net change in trading securities	(631)	(4,462)
Net change in operating leases	(142)	(133)
Other, net	(3,189)	(1,944)
Net cash provided by operating activities	3,362	1,941
INVESTING ACTIVITIES
Purchase of investment securities — available for sale	(64,728)	(36,302)
Purchase of investment securities — held to maturity	(23,090)	(8,959)
Proceeds from maturities of investment securities — available for sale	25,974	27,572
Proceeds from maturities of investment securities — held to maturity	7,869	5,669
Proceeds from sale of investment securities — available for sale	544	—
Purchase of regulatory stock	(4,803)	(9,866)
Proceeds from redemption of regulatory stock	5,133	10,585
Net decrease in loans	37,121	9,399
Purchase of premises and equipment	(1,781)	(647)
Proceeds from sale of other real estate owned and repossessed assets	90	1,424
Proceeds from life insurance policies	442	1,911
Net cash (used in) provided by investing activities	(17,229)	786
FINANCING ACTIVITIES
Net increase in deposit balances	2,222	57,594
Net decrease in other short-term borrowings	—	(14,642)
Principal borrowings on advances from Federal Home Loan Bank	—	1,908
Principal repayments on advances from Federal Home Loan Bank	(11,770)	(9,943)
Principal payments on financing lease liabilities	(148)	(140)
Stock options exercised	117	—
Common stock dividend paid	(1,525)	(1,486)
Net cash (used in) provided by financing activities	(11,104)	33,291
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,971)	36,018
CASH AND CASH EQUIVALENTS AT JANUARY 1	50,891	17,746
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$25,920	$53,764

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AmeriServ Financial, Inc. (the Company) and its wholly owned subsidiary, AmeriServ Financial Bank (the Bank). The Bank is a Pennsylvania state-chartered full-service bank with 15 locations in Pennsylvania and 1 location in Maryland. Through its AmeriServ Wealth and Capital Management Division, the Bank offers a complete range of trust and financial services and administers assets valued at $2.8 billion and $2.7 billion that are not reported on the Company’s Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively. AmeriServ Wealth Advisors, Inc., an SEC-registered investment advisor, is a subsidiary of the Bank.

In addition, the Parent Company is an administrative group that provides support in such areas as finance, investments, loan review, general services, and marketing. Intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates and the differences may be material to the Consolidated Financial Statements. The Company’s most significant estimates relate to the allowance for credit losses (related to investment securities, loans, and unfunded commitments), pension, and derivatives (interest rate swaps/hedges).

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

3.    Revenue Recognition

Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, requires the Company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. Management determined that the primary sources of revenue associated with financial instruments, including interest and fee income on loans and interest on investments, along with certain non-interest revenue sources including net realized gains (losses) on investment securities, mortgage banking revenue, trading securities revenue (loss), and bank owned life insurance are not within the scope of Topic 606. These sources of revenue cumulatively comprise 82.5% of the total gross revenue of the Company.

Non-interest income within the scope of Topic 606 is as follows:

●	Wealth management fees - Wealth management fee income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Company’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Due to this delay in payment, a receivable of $850,000 was established as of September 30, 2026 and included in other assets on the Consolidated Balance Sheets in order to properly recognize the revenue earned but not yet received. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions’ price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Also included within wealth management fees are commissions from the sale of mutual funds, annuities, and life insurance products.

Commissions on the sale of mutual funds, annuities, and life insurance products are recognized when sold, which is when the Company has satisfied its performance obligation. Wealth management fees in 2026 include the recognition of a one-time transition payment of $402,000 related to the Company moving its broker dealer to Ameriprise Financial Services.
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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and nine-month periods ending September 30, 2026 and 2025 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Non-interest income:
In-scope of Topic 606
Wealth management fees	$3,444	$2,849	$9,398	$8,495
Service charges on deposit accounts	247	338	824	945
Other	533	473	1,483	1,291
Non-interest income (in-scope of Topic 606)	4,224	3,660	11,705	10,731
Non-interest income (out-of-scope of Topic 606)	294	741	1,347	1,887
Total non-interest income	$4,518	$4,401	$13,052	$12,618

4.    Earnings Per Common Share

Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation. Treasury shares are excluded for earnings per share purposes. For the three-month period ending September 30, 2026, there were no anti-dilutive common shares while for the three-month period ending September 30, 2025, options to purchase 167,000 common shares, with an exercise price of $3.32 to $4.22, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. For the nine-month periods ending September 30, 2026 and 2025, options to purchase 12,000 common shares, with an exercise price of $4.19 to $4.22, and options to purchase 179,000 common shares, with an exercise price of $2.96 to $4.22, respectively, were outstanding but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands, except share and per share data)
Numerator:
Net income	$3,100	$2,544	$7,632	$4,170
Denominator:
Weighted average common shares outstanding (basic)	16,977,463	16,519,267	16,956,578	16,519,267
Effect of stock options	18,381	101	3,944	—
Weighted average common shares outstanding (diluted)	16,995,844	16,519,368	16,960,522	16,519,267
Earnings per common share:
Basic	$0.18	$0.15	$0.45	$0.25
Diluted	0.18	0.15	0.45	0.25

5.    Consolidated Statement of Cash Flows

On a consolidated basis, cash and cash equivalents include cash and due from depository institutions, interest bearing deposits and short-term investments in money market funds. The Company made $100,000 in income tax payments in the first nine months of 2026 compared to $325,000 in the same 2025 period. The Company made total interest payments of $21.2 million in the first nine months of 2026 compared to $21.8 million in the same 2025 period. The Company had non-cash transfers to other real estate owned (OREO) and repossessed assets of $51,000 in the first nine months of 2026 compared to $49,000 of non-cash transfers in the same 2025 period. During the first nine months of 2026, the Company did not enter into any new lease agreements. During the first nine months of 2025, the Company entered into a new operating lease related to an office location and recorded a right-of-use asset and lease liability of $32,000.

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

Securities classified as trading assets are purchased with the intent of selling them in the near term (less than 90 days) to generate profits from short-term changes in price. Trading securities are reported at fair value with unrealized gains and losses included in income. The trading account, which is managed by an outside third party, is invested in U.S. Treasury and municipal securities. As of September 30, 2026 and December 31, 2025, there was $144,000 and $99,000, respectively, of cash held in the account available for future trading security purchases. The cash balances are included in cash and cash equivalents on the Consolidated Balance Sheets.

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

Allowance for Credit Losses – Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities, which are comprised of U.S. government agency and mortgage-backed securities as well as municipal, corporate, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no allowance for credit losses has been established for these securities. The allowance for credit losses on the municipal, corporate, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default (PD/LGD) method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At September 30, 2026 and December 31, 2025, the allowance for credit losses on the held to maturity securities portfolio totaled $62,000 and $90,000, respectively.

The allowance for credit losses on held to maturity debt securities is included within investment securities held to maturity on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within (recovery) provision for credit losses on the Consolidated Statements of Operations.

Accrued interest receivable on held to maturity debt securities totaled $531,000 and $384,000 at September 30, 2026 and December 31, 2025, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had no held to maturity debt securities in non-accrual status or past due over 90 days still accruing interest at September 30, 2026 and December 31, 2025. The underlying issuers continue to make timely principal and interest payments on the securities.

Allowance for Credit Losses – Available for Sale Securities

The amortized cost basis of an available for sale debt security is written down to fair value through income when the Company intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. At September 30, 2026, the Company had an allowance for credit losses on the available for sale securities portfolio totaling $27,000 compared to no allowance at December 31, 2025.

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

Accrued interest receivable on available for sale debt securities totaled $1.4 million and $977,000 at September 30, 2026 and December 31, 2025, respectively, and is included within accrued interest income receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available for sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. It should be noted that the Company had one available for sale debt security in non-accrual status at September 30, 2026 totaling $500,000 with an associated allowance for credit losses of $27,000. When this corporate security was transferred to non-accrual status, interest income from investments was unfavorably impacted due to the reversal of previously recognized income. Specifically, unpaid interest on this security, which was reversed during the first nine months of 2026, totaled $50,000. The Company had no available for sale debt securities in non-accrual status at December 31, 2025.

The cost basis and fair values of available for sale and held to maturity investment securities are summarized as follows:

Investment securities available for sale (AFS):

	September 30, 2026
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$4,995	$—	$(530)	$—	$4,465
U.S. Agency mortgage-backed securities	147,382	26	(15,816)	—	131,592
Municipal	19,570	—	(1,460)	—	18,110
Corporate bonds	52,518	176	(1,441)	(27)	51,226
Total	$224,465	$202	$(19,247)	$(27)	$205,393

Investment securities held to maturity (HTM):

	September 30, 2026
		Allowance		Gross	Gross
		For Credit	Carrying	Unrealized	Unrealized	Fair
	Cost Basis	Losses	Value	Gains	Losses	Value

	(In Thousands)
U.S. Agency	$2,500	$—	$2,500	$—	$(318)	$2,182
U.S. Agency mortgage-backed securities	51,627	—	51,627	—	(4,851)	46,776
Municipal	32,099	(2)	32,097	—	(2,634)	29,463
Corporate bonds and other securities	1,500	(60)	1,440	—	(160)	1,280
Total	$87,726	$(62)	$87,664	$—	$(7,963)	$79,701

Investment securities available for sale (AFS):

	December 31, 2025
		Gross	Gross	Allowance
		Unrealized	Unrealized	For Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In Thousands)
U.S. Agency	$5,162	$—	$(372)	$—	$4,790
U.S. Agency mortgage-backed securities	119,381	639	(9,164)	—	110,856
Municipal	10,155	140	(361)	—	9,934
Corporate bonds	51,473	387	(1,212)	—	50,648
Total	$186,171	$1,166	$(11,109)	$—	$176,228

Investment securities held to maturity (HTM):

	December 31, 2025
		Allowance		Gross	Gross
		For Credit	Carrying	Unrealized	Unrealized	Fair
	Cost Basis	Losses	Value	Gains	Losses	Value

	(In Thousands)
U.S. Agency	$2,500	$—	$2,500	$—	$(216)	$2,284
U.S. Agency mortgage-backed securities	36,592	—	36,592	210	(1,820)	34,982
Municipal	30,754	(1)	30,753	6	(1,415)	29,344
Corporate bonds and other securities	2,500	(89)	2,411	—	(105)	2,306
Total	$72,346	$(90)	$72,256	$216	$(3,556)	$68,916

During the third quarter and first nine months of 2026, the proceeds from the sale of an AFS security, through a voluntary tender offer, totaled $544,000 and resulted in the recognition of $21,000 gross investment security losses. The Company sold no AFS securities during the third quarter or first nine months of 2025.

The carrying value of securities, both available for sale and held to maturity, pledged to secure public and trust deposits was $142.9 million at September 30, 2026 and $142.7 million at December 31, 2025.

The interest rate environment and market yields can have a significant impact on the yield earned on mortgage-backed securities (MBS). Prepayment speed assumptions are an important factor to consider when evaluating the returns on an MBS. Generally, as interest rates decline, borrowers have more incentive to refinance into a lower rate, so prepayments will rise. Conversely, as interest rates increase, prepayments will decline. When an MBS is purchased at a premium, the yield will decrease as prepayments increase and the yield will increase as prepayments decrease. As of September 30, 2026, the Company had low premium risk as the book value of our mortgage-backed securities purchased at a premium was only 100.6% of the par value.

Contractual maturities of securities, cost basis for available for sale and carrying value for held to maturity as well as fair market values, at September 30, 2026 are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average duration of the total investment securities portfolio at September 30, 2026 was 56.5 months and was longer than the duration at December 31, 2025 which was 45.1 months. The duration remains within our internally established guideline to not exceed 60 months which we believe was appropriate to maintain proper levels of liquidity, interest rate risk, market valuation sensitivity and profitability.

Total investment securities:

	September 30, 2026
	Available for sale		Held to maturity
	Cost Basis	Fair Value	Carrying Value	Fair Value
Within 1 year	$5,008	$4,965	$3,256	$3,225
After 1 year but within 5 years	24,887	23,575	18,094	16,920
After 5 years but within 10 years	49,381	47,328	14,122	12,271
Over 10 years	145,189	129,525	52,192	47,285
Total	$224,465	$205,393	$87,664	$79,701

The following tables summarize the available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2026 and December 31, 2025, aggregated by security type and length of time in a continuous loss position (in thousands):

	September 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,465	$(530)	$4,465	$(530)
U.S. Agency mortgage-backed securities	78,488	(4,216)	49,026	(11,600)	127,514	(15,816)
Municipal	14,055	(952)	4,055	(508)	18,110	(1,460)
Corporate bonds	22,464	(571)	14,226	(870)	36,690	(1,441)
Total	$115,007	$(5,739)	$71,772	$(13,508)	$186,779	$(19,247)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency	$—	$—	$4,790	$(372)	$4,790	$(372)
U.S. Agency mortgage-backed securities	9,198	(28)	60,272	(9,136)	69,470	(9,164)
Municipal	—	—	5,670	(361)	5,670	(361)
Corporate bonds	5,086	(64)	20,416	(1,148)	25,502	(1,212)
Total	$14,284	$(92)	$91,148	$(11,017)	$105,432	$(11,109)

At September 30, 2026 within the available for sale debt securities portfolio, the Company had 90 U.S. Agency mortgage-backed securities, 17 municipal, and 43 corporate bonds that have been in a gross unrealized loss position for less than 12 months with depreciation of 4.8% from its amortized cost basis. Additionally, at September 30, 2026, within the available for sale debt securities portfolio, the Company had six U.S. Agency, 121 U.S. Agency mortgage-backed securities, 12 municipal, and 26 corporate bonds that have been in a gross unrealized loss position for 12 months or longer with depreciation of 15.8% from its amortized cost basis.

These unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the value of securities will decrease; as market yields decrease, the fair value of securities will increase. Management has concluded that the unrealized losses are attributable to changes in market interest rates and other non-credit factors, rather than credit quality; therefore, no allowance for credit losses has been recorded for these securities. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value or mature.

The following tables present the activity in the allowance for credit losses on available for sale debt securities by major security type for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three months ended September 30, 2026
	Balance at June 30, 2026	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2026
Corporate bonds	$30	$—	$—	$(3)	$27
Total	$30	$—	$—	$(3)	$27

	Three months ended September 30, 2025
	Balance at June 30, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2025
Corporate bonds	$1,000	$(1,000)	$—	$—	$—
Total	$1,000	$(1,000)	$—	$—	$—

	Nine months ended September 30, 2026
	Balance at December 31, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2026
Corporate bonds	$—	$—	$—	$27	$27
Total	$—	$—	$—	$27	$27

	Nine months ended September 30, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2025
Corporate bonds	$360	$(1,000)	$—	$640	$—
Total	$360	$(1,000)	$—	$640	$—

The Company recorded a provision for credit losses on available for sale debt securities of $27,000 during the first nine months of 2026 in order to create a partial reserve for a senior debt corporate investment that was deemed to be credit impaired. During the third quarter of 2025, the Company recognized the charge-off of a $1.0 million corporate bond within the available for sale debt securities portfolio. The security was charged off against an established allowance for credit losses due to further credit deterioration and heightened doubts surrounding the issuer’s ability to meet its payment obligations as well as substantial legal issues. In addition, during the first nine months of 2025, the Company recognized a $640,000 provision for credit losses on available for sale debt securities as a result of the establishment of a full reserve on the corporate bond discussed above.

The following tables present the activity in the allowance for credit losses on held to maturity debt securities by major security type for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three months ended September 30, 2026
	Balance at June 30, 2026	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2026
Municipal	$1	$—	$—	$1	$2
Corporate bonds and other securities	66	—	—	(6)	60
Total	$67	$—	$—	$(5)	$62

	Three months ended September 30, 2025
	Balance at June 30, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2025
Municipal	$2	$—	$—	$(1)	$1
Corporate bonds and other securities	83	—	—	10	93
Total	$85	$—	$—	$9	$94

	Nine months ended September 30, 2026
	Balance at December 31, 2025	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2026
Municipal	$1	$—	$—	$1	$2
Corporate bonds and other securities	89	—	—	(29)	60
Total	$90	$—	$—	$(28)	$62

	Nine months ended September 30, 2025
	Balance at December 31, 2024	Charge-Offs	Recoveries	Provision (Recovery)	Balance at September 30, 2025
Municipal	$2	$—	$—	$(1)	$1
Corporate bonds and other securities	87	—	—	6	93
Total	$89	$—	$—	$5	$94

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

Maintaining investment quality is a primary objective of the Company’s Investment Policy which, subject to certain limited exceptions, prohibits the purchase of any investment security below a Moody’s or Standard & Poor’s rating of A. The Company monitors the credit ratings of its debt securities on a quarterly basis. At September 30, 2026, 2.6% of the total investment securities portfolio was rated AAA as compared to 1.7% at December 31, 2025. At September 30, 2026, 80.0% of the total investment securities portfolio was rated AA or higher compared to 76.5% at December 31, 2025. Approximately 12.2% of the total investment securities portfolio was either rated below A or unrated at September 30, 2026 as compared to 13.5% at December 31, 2025.

Specifically, the following table summarizes the carrying value of held to maturity debt securities at September 30, 2026, aggregated by credit quality indicator (in thousands).

	September 30, 2026
	Credit Rating
	AAA/AA/A	BBB/BB/B	Unrated	Total
U.S. Agency	$2,500	$—	$—	$2,500
U.S. Agency mortgage-backed securities	51,627	—	—	51,627
Municipal	31,597	500	—	32,097
Corporate bonds and other securities	499	—	941	1,440
Total	$86,223	$500	$941	$87,664

Trading Securities

The following table presents the Company’s trading securities, at estimated fair value (in thousands).

	September 30, 2026	December 31, 2025
U.S. Treasury	$1,222	$3,401
Municipal	6,662	3,852
Total	$7,884	$7,253

The following table presents the net (loss) gain on trading securities included in trading securities (loss) revenue for the three- and nine-month periods ended September 30, 2026 and 2025 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net realized (loss) gain on sales	$(392)	$128	$(366)	$166
Net unrealized (loss) gain	(66)	(28)	(24)	7
Net (loss) gain on trading securities	(458)	100	(390)	173
Less: Portfolio expenses and management fees	(20)	45	51	83
Trading securities (loss) revenue	$(438)	$55	$(441)	$90

Given the recognition of a net loss on trading securities during the third quarter of 2026, the management fee on the account was a credit which more than offset the portfolio expenses.

7.    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. As of September 30, 2026 and December 31, 2025, accrued interest receivable on loans totaled $4.2 million which is reported in accrued interest income receivable on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan.

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

The loan portfolio of the Company consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Commercial:
Commercial real estate (owner occupied) (1)	$90,139	$85,233
Commercial and industrial	129,048	144,325
Commercial real estate (non-owner occupied):
Retail (1)	164,956	171,530
Multi-family (1)	115,785	131,085
Other (1)	212,968	217,935
Residential mortgages (1)	167,790	169,814
Consumer	114,816	112,805
Loans, net of unearned income	$995,502	$1,032,727
(1)	Real estate construction loans constituted 3.4% and 5.0% of the Company’s total loans, net of unearned income as of September 30, 2026 and December 31, 2025, respectively.

Loan balances at September 30, 2026 and December 31, 2025 are net of unearned income of $385,000 and $466,000, respectively.

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

The following tables summarize the roll forward of the allowance for credit losses by loan portfolio segment for the three- and nine-month periods ended September 30, 2026 and 2025 (in thousands).

	Three months ended September 30, 2026
	Balance at	Charge-		Provision	Balance at
	June 30, 2026	Offs	Recoveries	(Recovery)	September 30, 2026
Commercial real estate (owner occupied)	$317	$—	$6	$8	$331
Commercial and industrial	2,954	(11)	16	(267)	2,692
Commercial real estate (non-owner occupied) - retail	3,152	—	—	(60)	3,092
Commercial real estate (non-owner occupied) - multi-family	1,220	—	—	(59)	1,161
Other commercial real estate (non-owner occupied)	3,681	—	4	348	4,033
Residential mortgages	368	—	1	(1)	368
Consumer	1,204	(32)	18	24	1,214
Total	$12,896	$(43)	$45	$(7)	$12,891

	Three months ended September 30, 2025
	Balance at	Charge-		Provision	Balance at
	June 30, 2025	Offs	Recoveries	(Recovery)	September 30, 2025
Commercial real estate (owner occupied)	$319	$—	$6	$(7)	$318
Commercial and industrial	3,012	—	7	688	3,707
Commercial real estate (non-owner occupied) - retail	3,516	—	—	(23)	3,493
Commercial real estate (non-owner occupied) - multi-family	1,446	—	—	(68)	1,378
Other commercial real estate (non-owner occupied)	4,317	—	3	(257)	4,063
Residential mortgages	310	—	1	(8)	303
Consumer	1,140	(7)	15	(2)	1,146
Total	$14,060	$(7)	$32	$323	$14,408

	Nine months ended September 30, 2026
	Balance at	Charge-		Provision	Balance at
	December 31, 2025	Offs	Recoveries	(Recovery)	September 30, 2026
Commercial real estate (owner occupied)	$319	$—	$18	$(6)	$331
Commercial and industrial	2,987	(11)	19	(303)	2,692
Commercial real estate (non-owner occupied) - retail	3,248	(241)	—	85	3,092
Commercial real estate (non-owner occupied) - multi-family	1,403	—	—	(242)	1,161
Other commercial real estate (non-owner occupied)	3,725	—	14	294	4,033
Residential mortgages	296	—	20	52	368
Consumer	1,150	(108)	61	111	1,214
Total	$13,128	$(360)	$132	$(9)	$12,891

	Nine months ended September 30, 2025
	Balance at	Charge-		Provision	Balance at
	December 31, 2024	Offs	Recoveries	(Recovery)	September 30, 2025
Commercial real estate (owner occupied)	$398	$—	$18	$(98)	$318
Commercial and industrial	2,860	(200)	50	997	3,707
Commercial real estate (non-owner occupied) - retail	3,695	—	—	(202)	3,493
Commercial real estate (non-owner occupied) - multi-family	1,478	—	—	(100)	1,378
Other commercial real estate (non-owner occupied)	3,451	(2,762)	9	3,365	4,063
Residential mortgages	839	—	3	(539)	303
Consumer	1,191	(126)	61	20	1,146
Total	$13,912	$(3,088)	$141	$3,443	$14,408

The Company recorded a $7,000 provision for credit losses recovery for loans in the third quarter of 2026 as compared to a $323,000 provision for credit losses in the third quarter of 2025. For the nine months of 2026, the Company recognized a $9,000 provision for credit losses recovery for loans after recognizing a $3.4 million provision for credit losses in the first nine months of 2025. The provision recovery in both the third quarter and first nine months of 2026 reflected a continuing favorable trend for historical loan loss rates along with a softening of reserve requirements due to the contraction in the size of the loan portfolio. Specifically, contraction in portfolio balances coupled with the decline in charge-off activity since the third quarter of 2025 contributed to the allowance for loan credit losses at September 30, 2026 being $1.5 million, or 10.5%, lower than the allowance for loan credit losses at September 30, 2025. The increased provision for credit losses expense in the first nine months of 2025 primarily reflected the resolution of a problem asset, a loan secured by a mixed use commercial real estate retail/office property in the Pittsburgh market, which also included a $2.8 million charge-down in the second quarter of 2025.

Non-performing assets from the loan portfolio, which are discussed in detail below, decreased from $8.5 million at December 31, 2025 to $7.7 million at September 30, 2026. The decrease primarily reflects the partial charge-down of a CRE loan secured by retail property, paydown activity on a large non-accrual loan relationship, as well as the sale of several repossessed assets. Non-performing assets from the loan portfolio were at 0.77% of total loans as of September 30, 2026. During the first nine months of 2026, the Company experienced net loan charge-offs of $228,000, or 0.03% (annualized) of total average loans, compared to net charge-offs of $2.9 million, or 0.37% (annualized) of total average loans, in the first nine months of 2025. In summary, the allowance for credit losses on the loan portfolio provided 169% coverage of non-performing loans and 1.29% of total loans at September 30, 2026 compared to 158% coverage of non-performing loans and 1.27% of total loans at December 31, 2025.

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

These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. Ultimately, 43% of the September 30, 2026 general reserve represented qualitative adjustment with 57% representing quantitative reserve.

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

The need for an updated appraisal on collateral dependent loans is determined on a case-by-case basis. The useful life of an appraisal or evaluation will vary depending upon the circumstances of the property and the economic conditions in the marketplace. A new appraisal is not required if there is an existing appraisal which, along with other information, is sufficient to determine a reasonable value for the property and to support an appropriate and adequate allowance for credit losses. Periodic documented reevaluation of the property is completed by the Bank’s internal Collections and Assigned Risk Department to support the value of the property.

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

The following tables summarize the loan portfolio and allowance for credit losses (in thousands).

	At September 30, 2026
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$2,759	$1,928	$151	$—	$2,005	$201	$—	$7,044
Collectively evaluated	87,380	127,120	164,805	115,785	210,963	167,589	114,816	988,458
Total loans	$90,139	$129,048	$164,956	$115,785	$212,968	$167,790	$114,816	$995,502
Allowance for credit losses:
Specific reserve allocation	$—	$508	$—	$—	$401	$—	$—	$909
General reserve allocation	331	2,184	3,092	1,161	3,632	368	1,214	11,982
Total allowance for credit losses	$331	$2,692	$3,092	$1,161	$4,033	$368	$1,214	$12,891

	At December 31, 2025
	Commercial real estate (owner occupied)	Commercial and industrial	Commercial real estate (non-owner occupied) - retail	Commercial real estate (non-owner occupied) - multi-family	Other commercial real estate (non-owner occupied)	Residential mortgages	Consumer	Total
Loans:
Individually evaluated	$2,875	$2,148	$415	$—	$2,034	$155	$—	$7,627
Collectively evaluated	82,358	142,177	171,115	131,085	215,901	169,659	112,805	1,025,100
Total loans	$85,233	$144,325	$171,530	$131,085	$217,935	$169,814	$112,805	$1,032,727
Allowance for credit losses:
Specific reserve allocation	$—	$558	$—	$—	$—	$—	$—	$558
General reserve allocation	319	2,429	3,248	1,403	3,725	296	1,150	12,570
Total allowance for credit losses	$319	$2,987	$3,248	$1,403	$3,725	$296	$1,150	$13,128

The following tables present the amortized cost basis of collateral-dependent loans which were individually evaluated for a specific reserve allocation in the allowance for credit losses by class of loans (in thousands).

Collateral Type
September 30, 2026	Real Estate
Commercial:
Commercial real estate (owner occupied)	$2,759
Commercial and industrial	1,310
Commercial real estate (non-owner occupied):
Retail	151
Other	2,005
Residential mortgages	201
Total	$6,426

	Collateral Type
December 31, 2025	Real Estate	Business Assets
Commercial:
Commercial real estate (owner occupied)	$2,774	$101
Commercial and industrial	1,362	72
Commercial real estate (non-owner occupied):
Retail	415	—
Other	2,034	—
Residential mortgages	155	—
Total	$6,740	$173

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

	At September 30, 2026
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$2,759	$—	$2,759	$—	$—	$2,759
Commercial and industrial	1,310	618	1,928	—	44	1,972
Commercial real estate (non-owner occupied) - retail	151	—	151	—	—	151
Other commercial real estate (non-owner occupied)	164	1,841	2,005	—	—	2,005
Residential mortgages	—	243	243	—	—	243
Consumer	—	562	562	—	—	562
Total	$4,384	$3,264	$7,648	$—	$44	$7,692

	At December 31, 2025
	Non-accrual with no ACL	Non-accrual with ACL	Total non-accrual	Loans past due 90 days or more still accruing	OREO and repossessed assets	Total non-performing assets
Commercial real estate (owner occupied)	$2,875	$—	$2,875	$—	$—	$2,875
Commercial and industrial	1,437	714	2,151	—	216	2,367
Commercial real estate (non-owner occupied) - retail	415	—	415	—	—	415
Other commercial real estate (non-owner occupied)	2,034	—	2,034	—	—	2,034
Residential mortgages	155	51	206	10	—	216
Consumer	—	611	611	—	—	611
Total	$6,916	$1,376	$8,292	$10	$216	$8,518

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

	At September 30, 2026
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2026	2025	2024	2023	2022	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$10,879	$8,663	$9,767	$15,227	$4,623	$36,430	$725	$—	$86,314
Special Mention	—	—	—	—	—	477	223	—	700
Substandard	—	—	—	—	—	3,097	28	—	3,125
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,879	$8,663	$9,767	$15,227	$4,623	$40,004	$976	$—	$90,139
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$11,506	$22,483	$9,327	$12,539	$10,304	$19,417	$39,073	$—	$124,649
Special Mention	—	—	—	—	—	—	1,990	—	1,990
Substandard	—	—	—	—	218	557	1,236	—	2,011
Doubtful	—	—	—	—	—	398	—	—	398
Total	$11,506	$22,483	$9,327	$12,539	$10,522	$20,372	$42,299	$—	$129,048
Current period gross charge-offs	$—	$—	$—	$—	$11	$—	$—	$—	$11
Commercial real estate (non-owner occupied) - retail
Pass	$7,979	$20,404	$20,110	$34,743	$8,379	$73,172	$18	$—	$164,805
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	151	—	—	—	—	151
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,979	$20,404	$20,110	$34,894	$8,379	$73,172	$18	$—	$164,956
Current period gross charge-offs	$—	$—	$—	$241	$—	$—	$—	$—	$241
Commercial real estate (non-owner occupied) - multi-family
Pass	$2,679	$9,699	$17,763	$30,369	$11,572	$42,744	$24	$—	$114,850
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	935	—	—	935
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,679	$9,699	$17,763	$30,369	$11,572	$43,679	$24	$—	$115,785
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$16,202	$22,627	$15,522	$23,477	$32,917	$88,989	$8,535	$—	$208,269
Special Mention	—	—	—	—	—	2,694	—	—	2,694
Substandard	—	—	—	—	164	1,841	—	—	2,005
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,202	$22,627	$15,522	$23,477	$33,081	$93,524	$8,535	$—	$212,968
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by risk rating
Pass	$49,245	$83,876	$72,489	$116,355	$67,795	$260,752	$48,375	$—	$698,887
Special Mention	—	—	—	—	—	3,171	2,213	—	5,384
Substandard	—	—	—	151	382	6,430	1,264	—	8,227
Doubtful	—	—	—	—	—	398	—	—	398
Total	$49,245	$83,876	$72,489	$116,506	$68,177	$270,751	$51,852	$—	$712,896
Current period gross charge-offs	$—	$—	$—	$241	$11	$—	$—	$—	$252

	At December 31, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Commercial real estate (owner occupied)
Pass	$8,901	$10,312	$16,564	$6,050	$9,460	$29,511	$433	$—	$81,231
Special Mention	—	—	—	—	—	520	223	—	743
Substandard	—	—	—	—	2,738	521	—	—	3,259
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,901	$10,312	$16,564	$6,050	$12,198	$30,552	$656	$—	$85,233
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$22,994	$10,640	$14,643	$12,800	$5,307	$18,626	$50,490	$5,010	$140,510
Special Mention	—	—	—	—	—	—	1,240	—	1,240
Substandard	—	—	—	307	363	304	1,178	25	2,177
Doubtful	—	—	—	—	—	398	—	—	398
Total	$22,994	$10,640	$14,643	$13,107	$5,670	$19,328	$52,908	$5,035	$144,325
Current period gross charge-offs	$—	$—	$—	$200	$1,396	$178	$—	$—	$1,774
Commercial real estate (non-owner occupied) - retail
Pass	$17,984	$26,374	$35,435	$14,284	$30,707	$46,305	$26	$—	$171,115
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	415	—	—	—	—	—	415
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,984	$26,374	$35,850	$14,284	$30,707	$46,305	$26	$—	$171,530
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (non-owner occupied) - multi-family
Pass	$9,762	$24,594	$32,750	$11,515	$15,867	$34,378	$24	$—	$128,890
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,195	—	—	2,195
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,762	$24,594	$32,750	$11,515	$15,867	$36,573	$24	$—	$131,085
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate (non-owner occupied)
Pass	$23,090	$22,060	$27,401	$32,037	$40,743	$58,392	$6,973	$—	$210,696
Special Mention	—	—	—	—	—	5,205	—	—	5,205
Substandard	—	—	—	180	—	1,854	—	—	2,034
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,090	$22,060	$27,401	$32,217	$40,743	$65,451	$6,973	$—	$217,935
Current period gross charge-offs	$—	$—	$—	$—	$—	$3,145	$—	$—	$3,145
Total by risk rating
Pass	$82,731	$93,980	$126,793	$76,686	$102,084	$187,212	$57,946	$5,010	$732,442
Special Mention	—	—	—	—	—	5,725	1,463	—	7,188
Substandard	—	—	415	487	3,101	4,874	1,178	25	10,080
Doubtful	—	—	—	—	—	398	—	—	398
Total	$82,731	$93,980	$127,208	$77,173	$105,185	$198,209	$60,587	$5,035	$750,108
Current period gross charge-offs	$—	$—	$—	$200	$1,396	$3,323	$—	$—	$4,919

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

	At September 30, 2026
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2026	2025	2024	2023	2022	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$6,950	$4,667	$13,736	$14,017	$9,296	$118,881	$—	$—	$167,547
Non-performing	—	—	131	—	—	112	—	—	243
Total	$6,950	$4,667	$13,867	$14,017	$9,296	$118,993	$—	$—	$167,790
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$9,113	$8,929	$6,684	$6,548	$10,755	$6,802	$65,423	$—	$114,254
Non-performing	—	—	2	70	—	105	385	—	562
Total	$9,113	$8,929	$6,686	$6,618	$10,755	$6,907	$65,808	$—	$114,816
Current period gross charge-offs	$5	$2	$22	$17	$9	$53	$—	$—	$108
Total by payment performance
Performing	$16,063	$13,596	$20,420	$20,565	$20,051	$125,683	$65,423	$—	$281,801
Non-performing	—	—	133	70	—	217	385	—	805
Total	$16,063	$13,596	$20,553	$20,635	$20,051	$125,900	$65,808	$—	$282,606
Current period gross charge-offs	$5	$2	$22	$17	$9	$53	$—	$—	$108

	At December 31, 2025
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	Term Loans Amortized Cost Basis by Origination Year						Cost	to
	2025	2024	2023	2022	2021	Prior	Basis	Term	Total

	(In Thousands)
Residential mortgages
Performing	$4,377	$13,914	$15,006	$10,054	$53,478	$72,769	$—	$—	$169,598
Non-performing	—	—	—	—	155	61	—	—	216
Total	$4,377	$13,914	$15,006	$10,054	$53,633	$72,830	$—	$—	$169,814
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Performing	$11,546	$8,581	$7,999	$12,952	$5,820	$5,363	$59,823	$110	$112,194
Non-performing	—	5	75	17	—	322	192	—	611
Total	$11,546	$8,586	$8,074	$12,969	$5,820	$5,685	$60,015	$110	$112,805
Current period gross charge-offs	$1	$28	$41	$8	$1	$75	$—	$—	$154
Total by payment performance
Performing	$15,923	$22,495	$23,005	$23,006	$59,298	$78,132	$59,823	$110	$281,792
Non-performing	—	5	75	17	155	383	192	—	827
Total	$15,923	$22,500	$23,080	$23,023	$59,453	$78,515	$60,015	$110	$282,619
Current period gross charge-offs	$1	$28	$41	$8	$1	$75	$—	$—	$154

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans.

	At September 30, 2026

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$87,380	$—	$—	$—	$—	$2,759	$90,139
Commercial and industrial	126,720	400	—	—	400	1,928	129,048
Commercial real estate (non-owner occupied) - retail	164,805	—	—	—	—	151	164,956
Commercial real estate (non-owner occupied) - multi-family	113,889	1,896	—	—	1,896	—	115,785
Other commercial real estate (non-owner occupied)	210,654	309	—	—	309	2,005	212,968
Residential mortgages	167,068	—	479	—	479	243	167,790
Consumer	113,352	782	120	—	902	562	114,816
Total	$983,868	$3,387	$599	$—	$3,986	$7,648	$995,502

	At December 31, 2025

		30 – 59	60 – 89	90 or More
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

	(In Thousands)
Commercial real estate (owner occupied)	$82,358	$—	$—	$—	$—	$2,875	$85,233
Commercial and industrial	141,691	455	28	—	483	2,151	144,325
Commercial real estate (non-owner occupied) - retail	171,115	—	—	—	—	415	171,530
Commercial real estate (non-owner occupied) - multi-family	131,085	—	—	—	—	—	131,085
Other commercial real estate (non-owner occupied)	215,901	—	—	—	—	2,034	217,935
Residential mortgages	168,602	926	70	10	1,006	206	169,814
Consumer	111,354	728	112	—	840	611	112,805
Total	$1,022,106	$2,109	$210	$10	$2,329	$8,292	$1,032,727

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

●	Principal forgiveness includes principal and accrued interest forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL.
●	Interest rate reductions include modifications where the interest rate is reduced.
●	Term extensions extend the original contractual maturity date of the loan.
●	Payment delays consist of modifications where we expect to collect the contractual amounts due but result in a delay in the receipt of payments specified under the original loan terms. This includes modification in which interest is deferred. We generally consider payment delays to be insignificant when the delay is three months or less.

The following tables summarize the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025 (in thousands).

There were no loans modified to borrowers experiencing financial difficulty during the three months ended September 30, 2026.

	Nine months ended September 30, 2026
	Combination - Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate (non-owner occupied) - retail	$151	0.09%
Total	$151

As of September 30, 2026, the modified loan described in the table above was in non-accrual status and payments were 163 days past due.

	Three months ended September 30, 2025
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial real estate (non-owner occupied)	$2,442	1.03%
Total	$2,442

	Nine months ended September 30, 2025
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans
Other commercial real estate (non-owner occupied)	$2,442	1.03%
Residential mortgages	191	0.11
Total	$2,633

At September 30, 2026 and 2025, the Company had no unfunded loan commitments associated with the loan modifications to borrowers experiencing financial difficulty.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025. As noted above, there were no loans modified to borrowers experiencing financial difficulty during the three months ended September 30, 2026.

Nine months ended September 30, 2026
Combination - Payment Delay and Term Extension
Loan Type	Financial Effect
Commercial real estate (non-owner occupied) - retail

During the first quarter of 2026, provided a maturity date extension of nine months and interest due of $66,828 was deferred until maturity. During the second quarter of 2026, a forbearance agreement was executed which further extended the maturity date and delayed the enforcement of the Bank's default remedies until October 31, 2026. In connection with the agreement, the borrower is required to make monthly payments on the loan. Subsequent extension of the forbearance agreement is subject to the Bank's evaluation of requested borrower financial information.

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the first nine months of 2026, the modified commercial real estate (non-owner occupied) – retail loan disclosed above defaulted and a partial charge-down of $241,000 was recognized. The charge-down was necessary to properly align the loan balance with the value of the collateral less estimated costs to sell. The Company had no other loans which were modified to borrowers experiencing financial difficulty which subsequently defaulted during the three or nine months ended September 30, 2026 and 2025.

9.  Borrowings and Advances from Federal Home Loan Bank

Total Federal Home Loan Bank (FHLB) borrowings and advances consist of the following (in thousands, except percentages):

	At September 30, 2026
			Weighted
Type	Maturing	Amount	Average Rate
FHLB Advances	2026	$6,000	4.69%
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		$32,845	4.39%

	At December 31, 2025
			Weighted
Type	Maturing	Amount	Average Rate
FHLB Advances	2026	$17,770	4.26%
	2027	15,100	4.23
	2028	11,745	4.46
Total FHLB advances		$44,615	4.30%

The Company has the ability to purchase federal funds under lines with two correspondent banks which have an average maturity of overnight. There were no borrowings under these lines at September 30, 2026 and December 31, 2025. As a member of the FHLB, the Bank can obtain advances on a revolving line of credit (open repo plus) which are typically overnight borrowings. The rate on open repo plus advances can change daily. There were no borrowings under the FHLB open repo plus line at September 30, 2026 and December 31, 2025.

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

The Parent Company has a $3 million unsecured, revolving line of credit with an unrelated financial institution which can be used for general corporate purposes. Amounts outstanding under the line of credit bear interest at a rate of the daily secured overnight financing rate (SOFR) plus an unadjusted spread of 250-basis points (2.50%) plus a SOFR adjustment of 10-basis points (0.10%). The line of credit expires in May 2027. There were no borrowings under the line at September 30, 2026 and December 31, 2025.

10.  Accumulated Other Comprehensive Loss

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30, 2026				Three months ended September 30, 2025
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(8,756)	$(14)	$945	$(7,825)	$(10,307)	$(122)	$(1,616)	$(12,045)
Other comprehensive (loss) income before reclassifications	(6,305)	(2)	2,858	(3,449)	1,610	23	—	1,633
Amounts reclassified from accumulated other comprehensive loss	17	12	(324)	(295)	—	(28)	—	(28)
Net current period other comprehensive (loss) income	(6,288)	10	2,534	(3,744)	1,610	(5)	—	1,605
Ending balance	$(15,044)	$(4)	$3,479	$(11,569)	$(8,697)	$(127)	$(1,616)	$(10,440)

	Nine months ended September 30, 2026				Nine months ended September 30, 2025
	Net				Net
	Unrealized				Unrealized
	Gains and				Gains and
	Losses on		Defined		Losses on		Defined
	Investment	Interest	Benefit		Investment	Interest	Benefit
	Securities	Rate	Pension		Securities	Rate	Pension
	AFS(1)	Hedge(1)	Items(1)	Total(1)	AFS(1)	Hedge(1)	Items(1)	Total(1)
Beginning balance	$(7,854)	$(94)	$599	$(7,349)	$(13,332)	$(135)	$(1,616)	$(15,083)
Other comprehensive (loss) income before reclassifications	(7,207)	22	3,204	(3,981)	4,635	70	—	4,705
Amounts reclassified from accumulated other comprehensive loss	17	68	(324)	(239)	—	(62)	—	(62)
Net current period other comprehensive (loss) income	(7,190)	90	2,880	(4,220)	4,635	8	—	4,643
Ending balance	$(15,044)	$(4)	$3,479	$(11,569)	$(8,697)	$(127)	$(1,616)	$(10,440)

(1) Amounts in parentheses indicate debits on the Consolidated Balance Sheets.

The following tables present the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

Amount reclassified from accumulated
other comprehensive loss(1)
	For the three	For the three
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2026	September 30, 2025	statement of operations
Realized losses on sale of securities
	$21	$—	Net realized losses on investment securities
	(4)	—	Provision for income taxes
	$17	$—
Interest rate hedge
	$15	$(35)	Interest expense - Deposits
	(3)	7	Provision for income taxes
	$12	$(28)
Recognition of settlement benefit on defined benefit pension plan(2)
	$(410)	$—	Other expense
	86	—	Provision for income taxes
	$(324)	$—
Total reclassifications for the period	$(295)	$(28)

Amount reclassified from accumulated
other comprehensive loss(1)
	For the nine	For the nine
Details about accumulated other	months ended	months ended	Affected line item in the
comprehensive loss components	September 30, 2026	September 30, 2025	statement of operations
Realized losses on sale of securities
	$21	$—	Net realized losses on investment securities
	(4)	—	Provision for income taxes
	$17	$—
Interest rate hedge
	$86	$(79)	Interest expense - Deposits
	(18)	17	Provision for income taxes
	$68	$(62)
Recognition of settlement benefit on defined benefit pension plan(2)
	$(410)	$—	Other expense
	86	—	Provision for income taxes
	$(324)	$—
Total reclassifications for the period	$(239)	$(62)

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

In 2019, the federal banking agencies issued a final rule establishing the community bank leverage ratio (CBLR), which is an optional framework designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The criteria to be considered a qualifying community banking organization includes a leverage ratio greater than 8%, less than $10 billion in average total assets, off-balance sheet exposures of 25% or less of total assets, and trading assets/liabilities of 5% or less of total assets.

Effective July 1, 2026, the federal banking agencies lowered the qualifying leverage ratio requirement from greater than 9% to greater than 8% and extended the grace period for organizations that cease to meet the qualifying criteria from two to four consecutive quarters, subject to a limit of eight quarters in the previous five-year period.

The Bank has elected to opt into the CBLR framework and had ratios of 9.73% and 9.32% as of September 30, 2026 and December 31, 2025, respectively. Therefore, the Bank is considered to have satisfied the risk-based and leverage capital requirements in the federal banking agencies’ capital rules. Additionally, the Bank is considered to have met the well-capitalized ratio requirements under the regulatory framework for prompt corrective action promulgated by the Federal Reserve.

12.  Derivative Hedging Instruments

The Company can use various interest rate contracts, such as interest rate swaps, caps, and floors to help manage interest rate and market valuation risk exposure, which is incurred in normal recurrent banking activities. Derivative instruments, primarily interest rate swaps, are used to manage interest rate risk by hedging the cash flow variability associated with certain variable rate liabilities by converting the liabilities to fixed rates.

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

The following table summarizes the interest rate swap transactions that impacted the Company’s first nine months of 2026 and 2025 performance (in thousands, except percentages).

	At September 30, 2026
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$62,495	6.00%	Monthly	$519
Swap liabilities	N/A	(62,495)	(6.00)	Monthly	(519)
Net exposure		$—	—%		$—

	At September 30, 2025
					Increase
		Aggregate	Weighted		(Decrease)
		Notional	Average Rate	Repricing	In Interest
	Hedge Type	Amount	Received/(Paid)	Frequency	Income
Swap assets	N/A	$61,401	6.66%	Monthly	$945
Swap liabilities	N/A	(61,401)	(6.66)	Monthly	(945)
Net exposure		$—	—%		$—

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

RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities. Disclosures related to the fair value of the RPAs can be found in Note 16. The notional amount of the risk participation agreements outstanding at September 30, 2026 and December 31, 2025 was $4.8 million and $4.9 million, respectively.

Interest Rate Hedges

The Company had interest rate swaps with a total notional value of $10 million and $70 million outstanding as of September 30, 2026 and 2025, respectively, in order to hedge the interest rate risk associated with certain floating-rate time deposit accounts. The hedge transactions allow the Company to add stability to interest expense and manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.

For derivatives designated and qualifying as cash flow hedges, the entire change in the fair value of the derivative is recorded in accumulated other comprehensive loss (within shareholders’ equity), net of tax, with a corresponding offset within other assets or other liabilities and is subsequently reclassified to interest expense in the same period during which the hedged transaction effects earnings. Disclosures related to the fair value of the interest rate hedges can be found in Note 16. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended September 30, 2026 and 2025.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on certain of the Company’s variable rate time deposit accounts. During the three months ended September 30, 2026, the Company had $15,000 of losses which resulted in an increase in interest expense. This compared to $35,000 of gains during the three months ended September 30, 2025 which resulted in a decrease in interest expense. During the nine months ended September 30, 2026, the Company had $86,000 of losses which resulted in an increase in interest expense. This compared to $79,000 of gains during the nine months ended September 30, 2025 which resulted in a decrease in interest expense. In the twelve months that follow September 30, 2026, the Company estimates that approximately $6,000 of losses will be reclassified as an increase to interest expense. This reclassified amount could differ from amounts actually recognized due to changes in interest rates. As of September 30, 2026, the maximum remaining length of time over which forecasted transactions are hedged is approximately three months with all hedge transactions terminating by December 2026.

The following tables summarize the effect of the effective portion of the Company’s cash flow hedge accounting on accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three months ended September 30, 2026
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$(2)	Interest expense - Deposits	$15
Total	$(2)		$15

	Three months ended September 30, 2025
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$29	Interest expense - Deposits	$(35)
Total	$29		$(35)

	Nine months ended September 30, 2026
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$28	Interest expense - Deposits	$86
Total	$28		$86

	Nine months ended September 30, 2025
Derivatives in Cash Flow Hedging Relationships	Amount Recognized in Other Comprehensive Income (Loss) on Derivatives	Location on Consolidated Statements of Operations of Reclassification from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Interest rate hedge	$89	Interest expense - Deposits	$(79)
Total	$89		$(79)

The Company monitors and controls all derivative products with a comprehensive Board of Directors approved Hedging Policy. This policy permits a total maximum notional amount outstanding of $500 million for interest rate swaps, caps, and floors. All hedge transactions must be approved in advance by the Investment Asset/Liability Committee (ALCO) of the Board of Directors, unless otherwise approved, as per the terms, within the Board of Directors approved Hedging Policy. The Company had no caps or floors outstanding at September 30, 2026 and 2025.

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

Management has determined that the Company has one reportable segment consisting of Community Banking. While senior management within each division evaluates detailed financial data to monitor revenues and expenses, there are certain support cost centers, such as information technology, human resources, and finance, that are not directly charged to each operating profit center. Further, the revenue generating divisions do not operate as separate silos but work cooperatively and together, providing referrals and cross-selling opportunities to one another. It is not feasible to split the benefit of these efforts between or among the referral division and the product/service division. Finally, the Company’s Board of Directors evaluates performance on a macro level basis and reviews financial reports that describe the consolidated operating performance of all the divisions of the Company.

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

14.  Commitments and Contingent Liabilities

At September 30, 2026, the Company had various outstanding commitments to extend credit approximating $258.8 million along with standby letters of credit of $8.6 million, compared to commitments to extend credit of $239.9 million and standby letters of credit of $8.8 million as of December 31, 2025. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the (recovery) provision for credit losses line on the Consolidated Statements of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded a provision for credit losses on unfunded commitments for the three months ended September 30, 2026 and 2025 of $12,000 and $28,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded a provision for credit losses recovery of $70,000 and $692,000, respectively. The carrying amount of the allowance for credit losses for the Company’s obligations related to unfunded commitments and standby letters of credit, which is reported in other liabilities on the Consolidated Balance Sheets, was $267,000 at September 30, 2026 compared to $337,000 at December 31, 2025.

Additionally, the Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of the Company, neither the resolution of these claims nor the funding of these credit commitments is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.  Pension Benefits

The Company has a noncontributory defined benefit pension plan covering certain employees who work at least 1,000 hours per year. The participants have a vested interest in their accrued benefit after five full years of service. The benefits of the plan are based upon the employee’s years of service and average annual earnings for the highest five consecutive calendar years during the final ten-year period of employment. Plan assets are primarily debt securities (including U.S. Treasury and Agency securities and corporate bonds), listed common stocks (including shares of AmeriServ Financial, Inc. common stock which is limited to 5% of the plan’s assets), mutual funds, and short-term cash equivalent instruments. The net periodic pension benefit for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
COMPONENTS OF NET PERIODIC PENSION BENEFIT:
Service cost	$158	$162	$475	$536
Interest cost	349	413	1,027	1,145
Expected return on plan assets	(1,059)	(1,032)	(3,208)	(3,112)
Settlement benefit	(410)	—	(410)	—
Net periodic pension benefit	$(962)	$(457)	$(2,116)	$(1,431)

The service cost component of net periodic pension benefit is included in salaries and employee benefits and all other components of net periodic pension benefit are included in other expense on the Consolidated Statements of Operations.

The Company recognized a $410,000 settlement benefit in connection with its defined benefit pension plan in the third quarter and first nine months of 2026 while no such benefit was recognized in the same periods of 2025. A settlement (benefit) or charge must be recognized when the total dollar amount of lump sum distributions paid from the pension plan to retired employees exceeds a threshold of expected annual service and interest costs in the current year. It is important to note that since the retired employees have chosen to take lump sum payments, these individuals are no longer included in the pension plan. Therefore, the Company’s basic annual pension expense is expected to be lower in the future. This was evident in 2025 and so far in 2026 as the Company has recognized a net periodic pension benefit in both years.

The accrued pension obligation, which had a positive (debit) balance of $41.9 million and $36.1 million, was reclassified to other assets on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. The balance of the accrued pension obligation continues to be a positive value as a result of the strong return on plan assets and the revaluation of the obligation.

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

Equity Securities Without Readily Determinable Fair Values

The Company entered into a Registration Rights Agreement with a borrower who, upon emergence from bankruptcy, issued ordinary shares in satisfaction of debt previously contracted. The shares are not listed on any stock exchange. Since the shares do not have a readily determinable fair value, they are carried at cost and evaluated for impairment by management. In addition, if management identifies an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the fair value of the equity securities will be measured and adjusted. At September 30, 2026 and December 31, 2025, the carrying value of these equity securities was $600,000 which is included in other assets on the Consolidated Balance Sheets. There were no adjustments to the carrying value of equity securities without readily determinable fair values during the three and nine months ended September 30, 2026 and 2025.

Additionally, the Company received shares of restricted common stock due to the spin-off of a portion of the issuer’s business. The shares cannot be sold or transferred and are not listed on any stock exchange. The restricted shares have no carrying value on the Company’s Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

Assets and Liabilities Measured and Recorded on a Recurring Basis

Equity securities are reported at fair value utilizing Level 1 inputs. These securities are mutual funds held within a rabbi trust for the Company's executive deferred compensation plan. The mutual funds held are open-end funds that are registered with the Securities and Exchange Commission. These funds are required to publish their daily net asset value and to transact at that price. The Company held no equity securities as of September 30, 2026.

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

The following tables present the assets and liabilities measured and reported on the Consolidated Balance Sheets on a recurring basis at their fair value as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at September 30, 2026
	Total	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Agency	$4,465	$—	$4,465	$—
U.S. Agency mortgage-backed securities	131,592	—	131,592	—
Municipal	18,110	—	18,110	—
Corporate bonds	51,226	—	51,226	—
Trading securities:
U.S. Treasury	1,222	—	1,222	—
Municipal	6,662	—	6,662	—
Interest rate swap asset (1)	4,753	—	4,753	—
Interest rate swap liability (2)	(4,767)	—	(4,767)	—
Interest rate hedge (2)	(4)	—	(4)	—
Risk participation agreement (2)	(21)	—	(21)	—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Equity securities (1)	$183	$183	$—	$—
Available for sale securities:
U.S. Agency	4,790	—	4,790	—
U.S. Agency mortgage-backed securities	110,856	—	110,856	—
Municipal	9,934	—	9,934	—
Corporate bonds	50,648	—	50,648	—
Trading securities:
U.S. Treasury	3,401	—	3,401	—
Municipal	3,852	—	3,852	—
Interest rate swap asset (1)	2,614	—	2,614	—
Interest rate swap liability (2)	(2,639)	—	(2,639)	—
Interest rate hedge (2)	(118)	—	(118)	—
Risk participation agreement (2)	(303)	—	(303)	—
(1)	Included within other assets on the Consolidated Balance Sheets.
(2)	Included within other liabilities on the Consolidated Balance Sheets.

Assets Measured and Recorded on a Non-Recurring Basis

The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Individually evaluated loans are reported at the fair value of the underlying collateral if the repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on observable market data which at times are discounted using unobservable inputs. At September 30, 2026, individually evaluated loans using the collateral method with a carrying value of $1.8 million were reduced by a specific valuation allowance totaling $401,000 resulting in a net fair value of $1.4 million. At December 31, 2025, the Company had no individually evaluated loans using the collateral method which were carried at fair value.

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

Assets measured and recorded at fair value on a non-recurring basis are summarized below (in thousands, except range data):

	Fair Value Measurements
September 30, 2026	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$1,440	$—	$—	$1,440
Other real estate owned and repossessed assets	$44	$—	$—	$44

	Fair Value Measurements
December 31, 2025	Total	Level 1	Level 2	Level 3
Other real estate owned and repossessed assets	$216	$—	$—	$216

	Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
September 30, 2026	Fair Value	Techniques	Input	Range (Wgtd Avg)
Individually evaluated loans	$1,440	Appraisal of collateral (1)	Appraisal adjustments (2)	10% (10%)
Other real estate owned and repossessed assets	$44	Appraisal of collateral (1)	Appraisal adjustments (2)	20% (20%)
			Liquidation expenses	0% (0%)

Quantitative Information About Level 3 Fair Value Measurements
		Valuation	Unobservable
December 31, 2025	Fair Value	Techniques	Input	Range (Wgtd Avg)
Other real estate owned and repossessed assets	$216	Appraisal of collateral (1)	Appraisal adjustments (2)	29% to 59% (45%)
			Liquidation expenses	0% to 30% (11%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable. Also includes qualitative adjustments by management and estimated liquidation expenses.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

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

The estimated fair values based on US GAAP measurements and recorded carrying values at September 30, 2026 and December 31, 2025 for the remaining financial instruments not required to be reported at fair value were as follows:

	September 30, 2026
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$87,664	$79,701	$—	$79,266	$435
Loans held for sale	1,041	1,058	1,058	—	—
Loans, net of allowance for credit losses and unearned income	982,611	956,918	—	—	956,918
FINANCIAL LIABILITIES:
Deposits with stated maturities	368,357	367,976	—	—	367,976
All other borrowings (1)	59,643	58,332	—	—	58,332

	December 31, 2025
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3

	(In Thousands)
FINANCIAL ASSETS:
Investment securities – HTM	$72,256	$68,916	$—	$67,936	$980
Loans held for sale	241	244	244	—	—
Loans, net of allowance for credit losses and unearned income	1,019,599	1,010,336	—	—	1,010,336
FINANCIAL LIABILITIES:
Deposits with stated maturities	377,747	377,938	—	—	377,938
All other borrowings (1)	71,382	71,382	—	—	71,382
(1)	All other borrowings include advances from Federal Home Loan Bank and subordinated debt.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company’s remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary under historical cost accounting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

THREE MONTHS ENDED SEPTEMBER 30, 2026 VS. THREE MONTHS ENDED SEPTEMBER 30, 2025

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Three months ended	Three months ended
	September 30, 2026	September 30, 2025
Net income	$3,100	$2,544
Diluted earnings per share	0.18	0.15
Return on average assets (annualized)	0.85%	0.70%
Return on average equity (annualized)	10.07	9.06

The Company reported third quarter 2026 net income of $3,100,000, or $0.18 per diluted common share. This performance represented a $556,000, or 21.9%, improvement from the third quarter of 2025 when net income totaled $2,544,000, or $0.15 per diluted common share. Record quarterly earnings were achieved in the third quarter of 2026 due to growth in total revenue and favorable asset quality trends. The increase in total revenue was primarily caused by improvement in net interest income as the third quarter 2026 net interest margin increased by 14-basis points from the prior year’s third quarter leading to a $438,000 increase in net interest income. In addition, the Company’s increased 2026 third quarter earnings reflected a lower provision for credit losses.

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

The following table compares the Company’s net interest income performance for the third quarter of 2026 to the third quarter of 2025 (in thousands, except percentages):

	Three	Three
	months ended	months ended
	September 30, 2026	September 30, 2025	Change	% Change
Interest income	$18,269	$18,483	$(214)	(1.2)%
Interest expense	6,824	7,476	(652)	(8.7)
Net interest income	$11,445	$11,007	$438	4.0
Net interest margin	3.41%	3.27%	0.14	4.3

The Company's net interest income in the third quarter of 2026 increased by $438,000, or 4.0%, from the prior year's third quarter while the net interest margin of 3.41% for the third quarter of 2026 represented a 14-basis point improvement from the third quarter of 2025. The increase reflects the Company’s effective balance sheet management combined with effective pricing strategies and a steeper U.S. Treasury yield curve.

Total average loans in the third quarter of 2026 declined from the 2025 third quarter average by $62.5 million, or 5.9%, due to increased loan payoff activity, particularly from the commercial real estate (CRE) portfolio, which exceeded loan originations. Total loan interest income decreased by $933,000, or 5.9%, in the third quarter of 2026 compared to last year’s third quarter. This decline reflects the lower average loan balance more than offsetting the benefits of a better interest rate environment in 2026, and a portion of CRE loans, that were booked during the COVID pandemic when interest rates were low, repricing upward during 2026.

Investment securities, including the available for sale, held to maturity, and trading portfolios, averaged $319.8 million for the third quarter of 2026, which was $59.4 million, or 22.8%, higher than the $260.4 million average for the third quarter of last year. This increase reflects the higher level of loan prepayment activity as well as the strengthening of the Company’s liquidity position due to deposit growth. Therefore, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases more attractive. New investment security purchases were also necessary to replace cash flow from maturing securities to maintain appropriate balances for pledging purposes related to public fund deposits. The increased level of average investment securities along with improved yields for new securities purchased caused interest income from investments to increase by $764,000, or 28.8%, for the third quarter of 2026 compared to the same period in 2025. Overall, the average balance of total interest earning assets decreased from last year’s third quarter average by $5.3 million, or 0.4%, while total interest income decreased by $214,000, or 1.2%, from the third quarter of 2025.

On the liability side of the balance sheet, total average deposits of $1.24 billion for the third quarter of 2026 were modestly higher than the 2025 third quarter average due to the Company’s successful business development efforts. Additionally, the Company’s core deposit base continued to demonstrate the strength and stability that it has for many years due to customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source. The loan to deposit ratio averaged 81.0% in the third quarter of 2026, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility.

Total interest expense in the third quarter of 2026 decreased by $652,000, or 8.7%, when compared to the third quarter of 2025. Deposit interest expense decreased by $559,000, or 8.5%, despite total average interest-bearing deposits growing by $8.0 million, or 0.7%, compared to the third quarter of last year. Overall, total deposit cost (including the benefit of non-interest-bearing demand deposits which decreased between years) averaged 1.92% in the third quarter of 2026, which was an 18-basis point improvement from the third quarter of 2025.

Total borrowings interest expense decreased by $93,000, or 10.0%, for the third quarter of 2026 when compared to the third quarter of 2025. The Company’s average utilization of overnight borrowed funds in the third quarter of 2026 remained relatively stable with the 2025 third quarter average level, increasing by only $308,000, or 3.4%. The decrease in borrowings interest expense reflects the Federal Reserve’s 2025 action to ease monetary policy by 75-basis points which had an immediate and favorable impact on the cost of overnight borrowed funds. Additionally, advances from the Federal Home Loan Bank (FHLB) averaged $34.1 million for the third quarter of 2026, which was $13.6 million, or 28.6%, lower than the $47.7 million average for the 2025 third quarter. Partially offsetting these favorable items was an increase in the cost of the Company’s $27.0 million of subordinated debt. Specifically, on September 1, 2026, the previous five-year fixed rate of 3.75% began to float and increased to 6.94% (311-basis points over three-month term SOFR) which increased interest expense by $72,000 in the third quarter of 2026.

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the three-month periods ended September 30, 2026 and 2025 setting forth (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities, (iv) the Company’s interest rate spread (the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities), and (v) the Company’s net interest margin (net interest income as a percentage of average total interest earning assets). For purposes of this table, loan balances include non-accrual loans and interest income on loans includes loan fees or amortization of such fees which have been deferred. Regulatory stock is included within available for sale investment securities for this analysis. Additionally, a tax rate of 21% was used to compute tax-equivalent interest income and yields (non-GAAP). The tax equivalent adjustments to interest income on loans, municipal securities, and trading securities for the three months ended September 30, 2026 and 2025 was $57,000 and $19,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Three months ended September 30 (In thousands, except percentages)

	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,004,045	$14,794	5.79%	$1,066,511	$15,699	5.79%
Short-term investments and bank deposits	11,061	99	3.55	13,347	144	4.23
Investment securities – AFS	225,331	2,465	4.37	189,400	1,967	4.15
Investment securities – HTM	86,203	870	4.04	66,360	640	3.86
Total investment securities	311,534	3,335	4.28	255,760	2,607	4.08
Trading securities	8,291	98	4.70	4,655	52	4.44
Total interest earning assets/interest income	1,334,931	18,326	5.45	1,340,273	18,502	5.50
Non-interest earning assets:
Cash and due from banks	13,787			15,502
Premises and equipment	17,302			17,543
Other assets	92,957			89,599
Allowance for credit losses	(13,335)			(15,309)
TOTAL ASSETS	$1,445,642			$1,447,608
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$336,198	$1,568	1.85%	$313,736	$1,658	2.10%
Savings	124,460	31	0.10	122,321	30	0.10
Money markets	249,546	1,297	2.06	251,097	1,390	2.20
Time deposits	364,235	3,094	3.37	379,300	3,471	3.63
Total interest bearing deposits	1,074,439	5,990	2.21	1,066,454	6,549	2.44
Short-term borrowings	9,471	95	3.92	9,163	111	4.81
Advances from Federal Home Loan Bank	34,073	381	4.37	47,702	528	4.39
Subordinated debt	27,000	335	4.96	27,000	263	3.90
Lease liabilities	3,679	23	2.48	4,061	25	2.45
Total interest bearing liabilities/interest expense	1,148,662	6,824	2.36	1,154,380	7,476	2.57
Non-interest bearing liabilities:
Demand deposits	164,957			171,161
Other liabilities	9,922			10,597
Shareholders’ equity	122,101			111,470
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,445,642			$1,447,608
Interest rate spread			3.09			2.93
Net interest income/ Net interest margin (non-GAAP)		11,502	3.41%		11,026	3.27%
Tax-equivalent adjustment		(57)			(19)
Net Interest Income (GAAP)		$11,445			$11,007

…..PROVISION FOR CREDIT LOSSES…..The Company recorded a $3,000 provision for credit losses recovery in the third quarter of 2026 after recognizing a $360,000 provision for credit losses in the third quarter of 2025, resulting in a favorable shift of $363,000. The provision for credit losses recovery in the third quarter of 2026 primarily reflected a $7,000 provision recovery on loans resulting from the continuing favorable trend for historical loss rates along with a softening of reserve requirements due to the contraction in the size of the loan portfolio. The provision for credit losses in the third quarter of 2025 reflected an increase in the specific reserves related to a commercial/owner-occupied CRE loan relationship.

…..NON-INTEREST INCOME…..Non-interest income for the third quarter of 2026 totaled $4.5 million and increased by $117,000, or 2.7%, from the third quarter of 2025 performance. Factors contributing to the higher level of non-interest income for the quarter included:

●	wealth management fees increased by $595,000, or 20.9%, due to the receipt of a one-time $402,000 transition payment for moving the Company’s broker dealer to Ameriprise Financial Services. Further contributing to the increase was market appreciation of customer assets;
●	the Company recognized a loss on trading securities of $438,000 as rising interest rates negatively impacted the performance during the third quarter of 2026. This compared to the recognition of trading securities revenue of $55,000 during the third quarter of 2025;
●	a $366,000, or 62.4%, increase in other income due largely to the positive fair value adjustment of a risk participation agreement related to a commercial banking customer; and
●	a $291,000, or 54.6%, decrease in bank owned life insurance (BOLI) revenue due to the receipt of two death claims during the third quarter of 2025 and none during the third quarter of 2026.

…..NON-INTEREST EXPENSE…..Non-interest expense for the third quarter of 2026 totaled $12.1 million and increased by $176,000, or 1.5%, from the prior year’s third quarter. Factors contributing to the higher level of non-interest expense for the quarter included:

●	a $664,000, or 110.5%, increase in professional fees due to additional expenses related to expanded consulting services provided to the Company by SB Value Partners in accordance with its consulting arrangement;
●	a $551,000, or 60.2%, decrease in other expense due to the recognition of a favorable settlement benefit of $410,000 on the Company’s defined benefit pension plan in the third quarter of 2026;
●	a $110,000, or 8.8%, increase in data processing and IT expense due to the migration and upgrade of the Company’s core processing system; and
●	a $90,000, or 1.2%, decrease in salaries and employee benefits due to the reduced number of employees in 2026.

…..INCOME TAX EXPENSE…..The Company recorded income tax expense of $726,000, or an effective tax rate of 19.0%, in the third quarter of 2026. This compares to income tax expense of $540,000, or an effective tax rate of 17.5%, in the third quarter of 2025.

NINE MONTHS ENDED SEPTEMBER 30, 2026 VS. NINE MONTHS ENDED SEPTEMBER 30, 2025

…..PERFORMANCE OVERVIEW…..The following table summarizes some of the Company’s key performance indicators (in thousands, except per share and ratios).

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025

Net income	$7,632	$4,170
Diluted earnings per share	0.45	0.25
Return on average assets	0.70%	0.39%
Return on average equity	8.43	5.05

For the nine-month period ended September 30, 2026, the Company reported net income of $7,632,000, or $0.45 per diluted common share. This represented an 80.0% increase in earnings per share from the nine-month period of 2025 when net income totaled $4,170,000, or $0.25 per diluted common share. An increase in total revenue was caused by improvement in net interest income for the first nine months of 2026 because of effective balance sheet management. Specifically, the Company’s net interest margin increased by 21-basis points for the first nine months of 2026 leading to a $2.3 million increase in net interest income, which is important since it represents approximately 72% of total revenue. Additionally, improved wealth management fees, including in connection with the transition to Ameriprise, contributed to growth in non-interest income. The Company’s earnings performance in the first nine months of 2026 was also favorably impacted by a lower provision for credit losses reflecting improvement in asset quality.

Overall, the improvement in the Company’s financial performance through the first nine months of 2026 exceeded earnings through the first nine months of 2025 by $3.5 million, or 83.0%, and resulted from increased total revenue and a lower provision for credit losses which more than offset higher non-interest expense. Management believes that the Company is well positioned for growth in the future as a result of its solid capital position and improving operating efficiency.

…..NET INTEREST INCOME AND MARGIN…..The following table compares the Company’s net interest income performance for the first nine months of 2026 to the first nine months of 2025 (in thousands, except percentages):

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	Change	% Change
Interest income	$53,870	$53,194	$676	1.3%
Interest expense	20,261	21,862	(1,601)	(7.3)
Net interest income	$33,609	$31,332	$2,277	7.3
Net interest margin	3.34%	3.13%	0.21	6.7

The Company's net interest income for the first nine months of 2026 increased by $2.3 million, or 7.3%, when compared to the first nine months of 2025. The Company’s net interest margin of 3.34% for the nine months of 2026 represented a 21-basis point increase. Along with the sharply improved net interest margin performance, the increase reflects controlled balance sheet growth, as both total earning assets and total deposits are at higher average levels due to effective balance sheet management. This, combined with effective pricing strategies and a steeper U.S. Treasury yield curve, resulted in both the total earning asset yield and cost of interest-bearing funds improving between years. Management believes the favorable net interest margin performance experienced in the first nine months of 2026 will continue into the fourth quarter.

Similar to the trend noted for the quarterly comparison, total average loans in the first nine months of 2026 declined from the 2025 nine-month average by $49.1 million, or 4.6%, due to increased loan payoff activity, particularly from the CRE portfolio, which exceeded loan originations. As a result of this decline in the CRE loan portfolio and growth in the Bank’s capital, the CRE loan concentration in relation to capital has dropped from 352% at December 31, 2025, to 319% at September 30, 2026. Total loan interest income decreased by $1.4 million, or 3.0%, in the first nine months of 2026 compared to the first nine months of 2025. This decline was due to the lower average loan balance more than offsetting the benefits of a better interest rate environment in 2026, and a portion of CRE loans, that were booked during the COVID pandemic when interest rates were low, repricing upward in 2026.

Total investment securities, including the available for sale, held to maturity, and trading portfolios, averaged $300.8 million for the first nine months of 2026, which was $44.5 million, or 17.4%, higher than the $256.2 million average for the first nine months of 2025. Additionally, short-term investments and bank deposits were higher by $11.9 million in the first nine months of 2026. These increases reflect the higher level of loan prepayment activity as well as the strengthening of the Company’s liquidity position due to deposit growth. Therefore, as previously discussed for the quarterly comparison, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases more attractive. As a result, the securities portfolio grew by $45.2 million, or 17.7%, since December 31, 2025. The higher balances and improved yields for new securities purchased caused interest income from investments to increase by $1.8 million, or 23.9%, for the first nine months of 2026 compared to last year’s first nine months. Overall, through nine months of 2026, the average balance of total interest earning assets increased from last year’s average by $7.3 million, or 0.5%, while total interest income increased by $676,000, or 1.3%, from the first nine months of 2025 due to the increased revenue contribution from the investment securities portfolio.

On the liability side of the balance sheet, total average deposits through the first nine months of 2026 were $18.6 million, or 1.5%, higher when compared to the first nine months of 2025 due to the Company’s successful business development efforts. Additionally, as previously mentioned, the Company’s core deposit base continued to demonstrate the strength and stability that it has for many years indicating what we believe is customer loyalty and confidence in AmeriServ Financial Bank. The Company does not utilize brokered deposits as a funding source.

Total interest expense decreased by $1.6 million, or 7.3%, for the first nine months of 2026 when compared to the same time period of 2025. Deposit interest expense declined by $1.1 million, or 5.8%, through the first nine months of 2026 despite total average interest-bearing deposits growing by $29.0 million, or 2.7%, compared to the first nine months of last year. The decrease in deposit interest expense reflects management’s effective deposit pricing strategies along with the benefit of the Federal Reserve easing monetary policy during the final four months of 2025. Overall, total deposit cost (including the benefit of non-interest-bearing demand deposits which declined between years) averaged 1.92% in the first nine months of 2026, which was a 15-basis point improvement from the first nine months of 2025.

Total borrowings interest expense declined by $493,000, or 17.7%, for the first nine months of 2026 when compared to the same time period of 2025. Due to the higher level of total average deposits, management elected not to replace maturing FHLB term advances during the first nine months of 2026. Therefore, the total average balance of advances from the FHLB during the first nine months of 2026 decreased by $13.2 million, or 25.8%, from the same period of last year. Additionally, the Company’s utilization of overnight borrowed funds for the nine months of 2026 was lower than the first nine months of 2025, resulting in the average decreasing by $2.8 million, or 44.2%. Partially offsetting these favorable items was the cost of the Company’s subordinated debt increasing as of September 1, 2026, from its previous five-year fixed rate of 3.75% to a floating rate of 6.94% (311-basis points over three-month term SOFR).

The table that follows provides an analysis of net interest income on a tax-equivalent basis (non-GAAP) for the nine-month periods ended September 30, 2026 and 2025. For a detailed discussion of the components and assumptions included in the table, see the paragraph on page 42 before the quarterly table. The tax equivalent adjustments to interest income on loans, municipal securities, and trading securities for the nine months ended September 30, 2026 and 2025 was $156,000 and $45,000, respectively, which is reconciled to the corresponding GAAP measure at the bottom of the table. Differences between the net interest spread and margin from a GAAP basis to a tax-equivalent basis were not material.

Nine months ended September 30 (In thousands, except percentages)

	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets:
Loans and loans held for sale, net of unearned income	$1,017,670	$43,877	5.70%	$1,066,789	$45,155	5.60%
Short-term investments and bank deposits	23,727	649	3.61	11,847	433	4.83
Investment securities – AFS	211,286	6,749	4.26	186,833	5,653	4.04
Investment securities – HTM	81,610	2,510	4.10	66,160	1,895	3.82
Total investment securities	292,896	9,259	4.21	252,993	7,548	3.98
Trading securities	7,890	241	4.07	3,249	103	4.11
Total interest earning assets/interest income	1,342,183	54,026	5.37	1,334,878	53,239	5.34
Non-interest earning assets:
Cash and due from banks	13,752			15,566
Premises and equipment	17,311			17,728
Other assets	93,879			89,110
Allowance for credit losses	(13,454)			(14,935)
TOTAL ASSETS	$1,453,671			$1,442,347
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$332,421	$4,580	1.84%	$325,725	$5,210	2.14%
Savings	124,582	92	0.10	122,179	89	0.10
Money markets	257,350	3,924	2.04	244,992	3,870	2.11
Time deposits	370,190	9,377	3.39	362,690	9,912	3.65
Total interest bearing deposits	1,084,543	17,973	2.22	1,055,586	19,081	2.42
Short-term borrowings	3,574	107	3.94	6,406	230	4.80
Advances from Federal Home Loan Bank	37,941	1,249	4.34	51,142	1,685	4.41
Subordinated debt	27,000	862	4.26	27,000	790	3.90
Lease liabilities	3,775	70	2.48	4,134	76	2.45
Total interest bearing liabilities/interest expense	1,156,833	20,261	2.34	1,144,268	21,862	2.55
Non-interest bearing liabilities:
Demand deposits	166,029			176,393
Other liabilities	9,757			11,304
Shareholders’ equity	121,052			110,382
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,453,671			$1,442,347
Interest rate spread			3.03			2.79
Net interest income/ Net interest margin (non-GAAP)		33,765	3.34%		31,377	3.13%
Tax-equivalent adjustment		(156)			(45)
Net Interest Income (GAAP)		$33,609			$31,332

…..PROVISION FOR CREDIT LOSSES…..For the first nine months of 2026, the Company recognized an $80,000 provision for credit losses recovery after recognizing a $3.4 million provision for credit losses in the first nine months of 2025, resulting in a net favorable change of $3.5 million. The $9,000 provision recovery for loans in the first nine months of 2026 reflected a continuing favorable trend for historical loss rates along with a softening of reserve requirements due to the contraction in the size of the loan portfolio. The Company recorded a $70,000 provision recovery for unfunded commitments due to a decline in outstanding loan commitments. The large provision for credit losses in the first nine months of 2025 was needed to resolve a non-performing loan which included a related $2.8 million loan charge-off in the second quarter of last year.

…..NON-INTEREST INCOME…..Non-interest income for the first nine months of 2026 totaled $13.1 million and increased by $434,000, or 3.4%, from the first nine months of 2025 performance. Factors contributing to the higher level of non-interest income for the nine-month period included:

●	wealth management fees increased by $903,000, or 10.6%, which is attributed, in part, to market appreciation of customer assets as the equity markets moved to record levels throughout 2026. Overall, the fair market value of wealth management assets totaled $2.8 billion at September 30, 2026 and increased by $121.9 million, or 4.5%, since December 31, 2025. In addition, as a result of moving its broker dealer to Ameriprise Financial Services, the Company received a one-time $402,000 transition payment during the third quarter of 2026;
●	the Company recognized a loss on trading securities of $441,000 as rising interest rates negatively impacted the performance during the first nine months of 2026. This compared to the recognition of trading securities revenue of $90,000 during the first nine months of 2025;
●	a $328,000, or 17.1%, increase in other income due primarily to the positive fair value adjustment of a risk participation agreement related to a commercial banking customer; and
●	a $199,000, or 19.1%, decrease in BOLI revenue resulting from fewer death claims in 2026.

…..NON-INTEREST EXPENSE…..Non-interest expense for the first nine months of 2026 totaled $37.3 million and increased by $1.9 million, or 5.2%, from the prior year’s first nine months. Factors contributing to the higher level of non-interest expense for the nine-month period included:

●	a $1.7 million, or 76.0%, increase in professional fees due to additional expenses related to expanded consulting services provided to the Company by SB Value Partners in accordance with its consulting arrangement;
●	a $396,000, or 18.2%, decrease in other expense due to the recognition of a favorable settlement benefit of $410,000 on the Company’s defined benefit pension plan in the third quarter of 2026;
●	a reduced number of employees in 2026 limited the increase in salaries and employee benefits to only $248,000, or 1.1%; and
●	a $202,000, or 5.5%, increase in data processing and IT expense due to the migration and upgrade of the Company’s core processing system.

…..INCOME TAX EXPENSE…..The Company recorded an income tax expense of $1.8 million, or an effective tax rate of 19.2%, in the first nine months of 2026. This compares to an income tax expense for the first nine months of 2025 of $948,000, or an effective tax rate of 18.5%. The higher income tax expense this year was due to the increased level of pre-tax income.

…..BALANCE SHEET…..The Company’s total consolidated assets were $1.45 billion at September 30, 2026, which decreased by $6.0 million, or 0.4%, from the December 31, 2025 asset level. This change was related primarily to higher levels of investment securities and other assets which were more than offset by reduced levels of cash and cash equivalents and loans and loans held for sale. Investment securities, including available for sale, held to maturity, and trading, increased by $45.2 million, or 17.7%, as the Company’s liquidity position strengthened throughout 2026 allowing more funds to be available to invest in the securities portfolio. Other assets increased $9.2 million, or 20.4%, due to increases in the positive (debit) balance of the accrued pension obligation, the market value for the interest rate swaps, and prepaid expenses. Since the excess liquidity from loan payoffs and deposit growth was directed to the investment securities portfolio during the first nine months of 2026, cash and cash equivalents decreased by $25.0 million, or 49.1%. Finally, loans and loans held for sale decreased by $36.4 million, or 3.5%, due to payoff activity exceeding loan originations.

Total deposits increased by $2.2 million, or 0.2%, in the first nine months of 2026. Management believes this demonstrates customer confidence as well as the strength and loyalty of the Company’s core deposit base. As of September 30, 2026, the 25 largest depositors represented 29.6% of total deposits, which increased from December 31,

2025 when it was 28.5%. As of September 30, 2026 and December 31, 2025, the estimated amount of uninsured deposits was $488.6 million and $476.2 million, respectively. The estimate of uninsured deposits was done at the single account level and does not take into account total customer balances in the Bank. It should be noted that approximately 60% of these uninsured deposits relate to public funds from municipalities, government entities, and school districts which by law are required to be collateralized by investment securities or FHLB letters of credit to protect these depositor funds. FHLB term advances were reduced by $11.8 million, or 26.4%, since year-end 2025 as a result of the higher level of loan payoffs and total average deposits.

The Company’s total shareholders’ equity increased by $2.7 million, or 2.3%, during the first nine months of 2026. The increase in capital was the result of the Company’s earnings performance more than offsetting its common stock dividend payments to shareholders along with the positive impact on accumulated other comprehensive loss from the revaluation of the pension obligation. In addition, capital was increased as a result of the issuance of common stock under the amended and restated consulting agreement with SB Value Partners. These increases were partially offset by the decline in the market value of the available for sale investment securities portfolio which had an unfavorable impact on accumulated other comprehensive loss.

The Bank continues to be considered well capitalized for regulatory purposes with a community bank leverage ratio of 9.73% at September 30, 2026. See the discussion of the capital requirements under the Capital Resources section below. As of September 30, 2026, the Company’s book value per common share was $7.18 and its tangible book value per common share was $6.38(1). In addition, the Company’s equity to assets ratio was 8.43% and its tangible common equity to tangible assets ratio was 7.56%(1) at September 30, 2026. The tangible common equity ratio increased by 22-basis points when compared to December 31, 2025.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..LOAN QUALITY…..The following table sets forth information concerning the Company’s loan delinquency, non-performing loans, and classified loans (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2026	2025	2025
Total accruing loan delinquency	$3,986	$2,329	$2,668
Total non-accrual loans	7,648	8,292	14,421
Total non-performing loans(1)	7,648	8,302	14,713
Accruing loan delinquency, as a percentage of total loans, net of unearned income	0.40%	0.23%	0.25%
Non-accrual loans, as a percentage of total loans, net of unearned income	0.77	0.80	1.37
Non-performing loans, as a percentage of total loans, net of unearned income(1)	0.77	0.80	1.39
Non-performing loans as a percentage of total assets(1)	0.53	0.57	1.01
As a percent of average loans, net of unearned income:
Annualized net charge-offs	0.03	0.46	0.37
Annualized provision for credit losses - loans	—	0.39	0.43
Total classified loans (loans rated substandard or doubtful)(2)	$9,430	$11,305	$20,174
(1)	Non-performing loans are comprised of loans that are on a non-accrual basis and loans that are contractually past due 90 days or more as to interest and principal payments.
(2)	Total classified loans include non-performing residential mortgage and consumer loans.

The increase in accruing loan delinquency since year-end 2025 was attributable to a higher level of delinquency within the non-owner occupied commercial real estate multi-family and other loan classes which were partially offset by a decrease in residential mortgage loan delinquency. Non-performing loans decreased from $8.3 million at December 31, 2025 to $7.6 million at September 30, 2026 due to the partial charge-down of a CRE loan secured by retail property as well as paydown activity on a large non-accrual loan relationship. Risk rating upgrade activity and, to a lesser extent, the aforementioned charge-down and paydown activity contributed to the decrease in classified loans. Specifically, classified loans decreased $1.9 million, or 16.6%, from December 31, 2025 and totaled $9.4 million at September 30, 2026.

Non-performing loans represented 0.77% of total loans as of September 30, 2026. The Company recognized net loan charge-offs of $228,000, or 0.03% of total average loans, in the first nine months of 2026 compared to net loan charge-offs of $2.9 million, or 0.37% of total average loans, in the first nine months of 2025.

We also continue to closely monitor the loan portfolio given the number of relatively large-sized commercial and commercial real estate loans within the portfolio. As of September 30, 2026, the 25 largest credits represented 25.7% of total loans outstanding, which increased from December 31, 2025 when it was 24.6%.

Commercial Real Estate Loan Exposure

A significant portion of the Company's loan portfolio consists of commercial real estate loans, including owner occupied and non-owner-occupied properties. These types of loans are generally viewed as having more risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default. Commercial real estate loans also typically have larger loan balances, and therefore, the deterioration of one or a few of these loans could cause a significant increase in the percentage of the Company's non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for credit losses for loans, and an increase in charge-offs, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

There is a particular regulatory emphasis on ensuring that a subsidiary bank has appropriate levels of capital to support its non-owner occupied commercial real estate loan concentration, which for the Bank stood at 319% as of September 30, 2026. It should be noted that this ratio declined from 352% at December 31, 2025 due to the growth of total regulatory capital in the first nine months of 2026 combined with a decrease in the outstanding balance of non-owner occupied commercial real estate loans. Further, non-owner occupied commercial real estate loans represented 49.6% and 50.4% of total loans as of September 30, 2026 and December 31, 2025, respectively.

The commercial real estate loan segment includes the non-owner occupied commercial real estate loan classes of retail, multi-family, and other. The following table presents the Company’s non-owner occupied commercial real estate loan portfolio by property type.

	September 30, 2026
	Commercial	Commercial
	Real Estate	Real Estate	Other Commercial
	(Non-Owner Occupied) -	(Non-Owner Occupied) -	Real Estate
	Retail	Multi-Family	(Non-Owner Occupied)	Total

	(In thousands)
1-4 unit residential	$—	$—	$23,506	$23,506
Multi-family	—	104,599	—	104,599
Mixed use - apartments & retail/office	—	11,186	—	11,186
Retail strip plaza	59,972	—	—	59,972
Mall	2,676	—	—	2,676
Major shopping center with anchor tenants	24,951	—	—	24,951
Commercial office - urban	—	—	10,770	10,770
Commercial office - suburban	—	—	18,191	18,191
Hotel/motel	—	—	33,443	33,443
Retail/service shops	77,357	—	—	77,357
Personal care/hospital/medical office	—	—	25,155	25,155
Manufacturing/warehouse	—	—	87,840	87,840
Other	—	—	1,019	1,019
Land acquisition and development	—	—	13,044	13,044
Total	$164,956	$115,785	$212,968	$493,709

…..ALLOWANCE FOR CREDIT LOSSES…..The following table sets forth the allowance for credit losses and certain ratios for the periods ended (in thousands, except percentages):

	September 30,	December 31,	September 30,
	2026	2025	2025
Allowance for credit losses - loans	$12,891	$13,128	$14,408
Allowance for credit losses - loans as a percentage of each of the following:
total loans, net of unearned income	1.29%	1.27%	1.36%
total non-accrual loans	168.55	158.32	99.91
total non-performing loans	168.55	158.13	97.93
Allowance for credit losses - securities	$89	$90	$94
Allowance for credit losses - unfunded loan commitments	267	337	274

The allowance for loan credit losses decreased since December 31, 2025 by $237,000, or 1.8%, to $12.9 million at September 30, 2026. The reduction in the allowance balance was the result of an improvement in asset quality and a decrease in outstanding loan balances since year-end 2025. Overall, the Company continues to maintain solid coverage of total loans as the allowance for loan credit losses provided 1.29% coverage of total loans at September 30, 2026. Additionally, at September 30, 2026, the allowance for loan credit losses provided 169% coverage of non-performing loans.

The allowance for credit losses on the investment securities portfolio was comprised of $27,000 on available for sale (AFS) securities and $62,000 on held to maturity (HTM) securities as of September 30, 2026. This compares to no reserve on AFS securities and $90,000 on HTM securities as of December 31, 2025. The increase in the reserve on AFS securities reflected a partial reserve established for a senior debt corporate bond that was deemed to be credit impaired during the first nine months of 2026. The decrease in the reserve on HTM securities reflected the call of a corporate bond. The decrease in the allowance for credit losses on unfunded commitments since year-end 2025 resulted primarily from a decline in outstanding loan commitments.

…..LIQUIDITY…..The Company’s liquidity position continued to strengthen during the first nine months of 2026 due to loan prepayment activity as well as deposit growth. Specifically, total average deposits were $18.6 million, or 1.5%, higher when compared to the 2025 first nine-month average. The increase reflects the Company’s successful business development efforts. The Company’s core deposit base continued to demonstrate the strength and stability that it has had for many years. As of September 30, 2026, total deposits grew by $2.2 million, or 0.2%, since December 31, 2025, demonstrating customer loyalty and confidence in AmeriServ Financial Bank. In addition to its loyal core deposit base, the Company has several other sources of liquidity, including a significant unused borrowing capacity at the FHLB, overnight lines of credit at correspondent banks and access to the Federal Reserve Discount Window. The Company does not utilize brokered deposits as a funding source. Overall, deposit volumes continue to remain at a high level. The core deposit base is adequate to fund the Company’s operations. Cash flow from maturities, prepayments and amortization of securities can also be used to help fund loan growth.

Further demonstrating the strength of the Company’s liquidity position, average short-term investments and bank deposits grew in the first nine months of 2026 compared to the first nine months of last year, increasing by $11.9 million. Advances from the FHLB averaged $37.9 million in the first nine months of 2026 which was $13.2 million, or 25.8%, lower than the $51.1 million average in the first nine months of 2025. Management continues to monitor the changing economic conditions and adjust pricing strategies accordingly which largely determines customer behavior and the level of total deposits as well as shifts within the total deposit mix. Also, diligent monitoring and management of our short-term investment position and our level of overnight borrowed funds remains a priority. Given the high cost of overnight borrowed funds, management has been effectively controlling the usage of this funding source. The Company’s utilization of overnight borrowed funds so far in 2026 has been lower than the 2025 level. Total short-term borrowings averaged $3.6 million for the first nine months of 2026 after averaging $6.4 million for the first nine months of 2025. Loan growth and prudent investment in securities are critical to achieve the best return on the normal level of earning asset cash flow that occurs each month. Due to the Company’s strengthened liquidity position, more funds were available to invest in the securities portfolio during a time when security yields improved, making purchases so far in 2026 more attractive. In addition, loan pipelines are currently at a typical level. Total average loans in the first nine months of 2026 were lower than the 2025 first nine-month average by $49.1 million, or 4.6%. We strive to operate our loan to deposit ratio in a range of 80% to 100%. The Company’s loan to deposit ratio averaged 81.0% in the third quarter of 2026, which indicates that the Company has ample capacity to continue to grow its loan portfolio and is well positioned to support its customers and community during times of economic volatility. We are also strongly positioned to service the existing loan pipeline and grow the loan to deposit ratio while remaining within the guideline parameters.

Liquidity can also be analyzed by utilizing the Consolidated Statements of Cash Flows. Cash and cash equivalents decreased by $25.0 million from December 31, 2025, to $25.9 million at September 30, 2026, due to $17.2 million of net cash used in investing activities and $11.1 million of net cash used in financing activities which were partially offset by $3.4 million of net cash provided by operating activities. Within investing activities, cash advanced for new loans originated totaled $98.2 million while cash received from loan principal payments was $135.3 million leading to a net decrease in loans of $37.1 million. Additionally, investment security purchases exceeded maturities and sales resulting in a net increase in securities of $53.4 million. Within financing activities, total borrowings on advances from FHLB decreased by $11.8 million while total deposits increased by $2.2 million.

The holding company had $6.9 million of cash, short-term investments, and investment securities at September 30, 2026, which represented a $1.5 million increase from the holding company’s cash position since December 31, 2025. Dividend payments from its subsidiary provide ongoing cash to the holding company. At September 30, 2026, the subsidiary Bank had $12.9 million of cash available for immediate dividends to the holding company under applicable regulatory formulas. Additionally, the holding company has a $3 million line of credit with an unrelated financial institution which can be used for general corporate purposes. There were no borrowings under the line at September 30, 2026. Overall, we believe that the holding company has sufficient liquidity to meet its subordinated debt interest payments and its dividend payments on its common stock.

Financial institutions must maintain liquidity to meet the day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by short-term investments, interest bearing deposits with banks, and federal funds sold. These assets totaled $25.9 million and $50.9 million at September 30, 2026 and December 31, 2025, respectively. Maturing and repaying loans, as well as the monthly cash flow associated with mortgage-backed securities and security maturities are other significant sources of asset liquidity for the Company.

Liability liquidity can be met by attracting deposits with competitive rates, using repurchase agreements, buying federal funds, or utilizing the facilities of the Federal Reserve or the FHLB systems. The Company utilizes a variety of these methods of liability liquidity. Additionally, the Company’s subsidiary bank is a member of the FHLB, which provides the opportunity to obtain short-term to long-term advances based upon the Company’s investment in certain residential mortgage, commercial real estate, and commercial and industrial loans. At September 30, 2026, the Company had $287 million of overnight borrowing availability at the FHLB, $44 million of short-term borrowing availability at the Federal Reserve Bank and $35 million of unsecured federal funds lines with correspondent banks. The Company believes it has ample liquidity available to fund outstanding loan commitments if they were fully drawn upon.

…..CAPITAL RESOURCES…..The community bank leverage ratio (CBLR) is an alternative capital framework available to certain community banking organizations, consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. In order to qualify for the CBLR, the following criteria must be met:

●	a leverage ratio of greater than 8%;
●	less than $10 billion in average total consolidated assets;
●	off-balance sheet exposures of 25% or less of total consolidated assets;
●	trading assets plus trading liabilities of 5% or less of total consolidated assets; and
●	not subject to the advanced approaches capital framework.

Based on evaluation of the criteria above, the Bank is considered a qualifying community banking organization and has elected to opt into the CBLR framework. The following table summarizes the calculation of the Bank’s community bank leverage ratio, calculated as tier 1 capital divided by average total consolidated assets, as of September 30, 2026 and December 31, 2025 (in thousands, except ratios).

	September 30,	December 31,
	2026	2025
Tier 1 capital	$140,174	$134,815
Average total consolidated assets	1,440,924	1,446,382
Community bank leverage ratio	9.73%	9.32%

Our current focus is on preserving capital to support customer lending and allow the Company to take advantage of business opportunities as they arise. We currently believe that we have sufficient capital and earnings power to continue to pay our common stock cash dividend at its current rate of $0.03 per quarter. The Company had a book value of $7.18 per common share and a tangible book value of $6.38(1) per common share on September 30, 2026. In addition, our common equity ratio was 8.43% and our tangible common equity ratio was 7.56%(1). At September 30, 2026, the Company had approximately 17.0 million common shares outstanding.

(1) Non-GAAP financial information, see “Reconciliation of Non-GAAP Financial Measures” later in this MD&A.

…..INTEREST RATE SENSITIVITY…..The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The interest rate scenarios in the table compare the Company’s base forecast, which was prepared using a flat interest rate scenario, to scenarios that reflect immediate interest rate changes of 100 and 200-basis points. Each rate scenario contains unique prepayment and repricing assumptions that are applied to the Company’s existing balance sheet that was developed under the flat interest rate scenario.

Interest Rate Scenario	Variability of Net Interest Income	Change in Market Value of Portfolio Equity
200 bp increase	(4.9)%	0.3%
100 bp increase	(2.4)	1.7
100 bp decrease	2.1	(2.8)
200 bp decrease	3.0	(8.8)

The Company believes that its overall interest rate risk position is well controlled. As of September 30, 2026, the fed funds rate was at a targeted range of 3.75% to 4.00% as the Federal Reserve took action in the third quarter to increase the rate 25-basis points.

The variability of net interest income was negative in the upward rate scenarios as the Company was marginally more exposed to liabilities repricing upward to a greater extent than assets. Specifically, the cost of funds was immediately impacted when short-term national interest rates increase because certain deposit products and overnight borrowed funds move with the market. This was partially offset by the Company’s investment securities portfolio and the scheduled repricing of loans tied to an index, such as SOFR or prime. In addition, the Company has effectively utilized interest rate swaps and hedges for interest rate risk management purposes. The interest rate swaps allow our customers to lock in fixed interest rates while the Company retains the benefit of interest rates moving with the market. Regarding interest bearing liabilities, the Company will continue its disciplined approach to price its core deposit accounts in a controlled but competitive manner and control the amount of overnight borrowed funds. The variability of net interest income was positive in the downward rate scenarios as the Company has marginally more exposure to short-term liabilities repricing downward to a greater extent than assets.

The market value of portfolio equity increases in the upward rate shocks due to the improved value of the Company’s core deposit base. Negative variability of market value of portfolio equity occurs in the downward rate shocks due to a reduced value for core deposits.

…..OFF BALANCE SHEET ARRANGEMENTS…..The Company incurs off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers. These risks derive from commitments to extend credit and standby letters of credit. Such commitments and standby letters of credit involve, to varying degrees, elements of credit risk. The Company had various outstanding commitments to extend credit approximating $258.8 million and standby letters of credit of $8.6 million as of September 30, 2026. The Company’s exposure to credit loss in the event of nonperformance by the other party to these commitments to extend credit and standby letters of credit is represented by their contractual amounts. The Company uses the same credit and collateral policies in making commitments and conditional obligations as for all other lending.

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

The following table sets forth the calculation of the Company’s tangible common equity ratio and tangible book value per share at September 30, 2026 and December 31, 2025 (in thousands, except share and ratio data):

	September 30,	December 31,
	2026	2025
Total shareholders’ equity	$122,023	$119,312
Less: Intangible assets	13,654	13,667
Tangible common equity	108,369	105,645
Total assets	1,447,826	1,453,813
Less: Intangible assets	13,654	13,667
Tangible assets	1,434,172	1,440,146
Tangible common equity ratio (non-GAAP)	7.56%	7.34%
Total shares outstanding	16,989,267	16,522,267
Tangible book value per share (non-GAAP)	$6.38	$6.39

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

The amortized cost basis of an available for sale debt security is written down to fair value through income when the Company intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis.

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

The Company recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive loss, net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction effects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; (iii) significant changes in interest rates and prepayment speeds; (iv) inflation, stock and bond market, and monetary fluctuations; (v) credit risks of commercial, real estate, consumer, and other lending activities; (vi) changes in federal and state banking and financial services laws and regulations and supervisory actions by such regulators, including bank failures; (vii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (viii) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (ix) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (x) changes in consumer spending and savings habits; (xi) unanticipated regulatory or judicial proceedings; (xii) the ability to attract new or retain existing deposits or to retain or grow loans, including growth from unfunded closed loans; (xiii) the ability to generate future revenue growth or to control future growth in non-interest expense, including, but not limited to, those related to technological changes, including changes regarding artificial intelligence and cybersecurity, changes affecting oversight of the financial services industry, and changes intended to manage or mitigate climate and related environmental risks; (xiv) the impact of failure in, or breach of, our operational or security systems or those of third parties with whom we do business, including as a result of cyberattacks, use of “agentic” artificial intelligence, or an increase in the incidence of fraud, illegal payments, security breaches or other illegal acts impacting us or our customers; (xv) unanticipated effects to our banking platform, including risks and unanticipated costs related to a core system migration; and (xvi) other external developments which could materially impact the Company’s operational and financial performance.

The foregoing list of important factors is not exclusive, and neither such list nor any forward-looking statement takes into account the impact that any future acquisition may have on the Company and on any such forward-looking statement.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its asset liability management process and committee, see further discussion in the Interest Rate Sensitivity section of the MD&A.

Item 4.CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management carried out an evaluation, under the supervision and with the participation of the President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2026 are effective.

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

Item 1A. Risk Factors

Not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
101

Includes the following financial and related information from AMERISERV FINANCIAL, INC.’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriServ Financial, Inc.
Registrant

Date: November 13, 2026	/s/ Jeffrey A. Stopko
Jeffrey A. Stopko
President, Chief Executive Officer & Chief Financial Officer

Date: November 13, 2026	/s/ Jessica L. Johnson
Jessica L. Johnson
Senior Vice President & Chief Accounting Officer